Form 10-K
period 2020-12-31
Better World Acquisition Corp.
filed 2021-06-11
CIK 1821146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-39698

BETTER WORLD ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-2448447
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

733 Third Avenue New York, New York	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 450-9700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Shares of Common Stock, par value $0.0001 per share	BWAC	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Common Stock for $11.50 per share	BWACW	The Nasdaq Stock Market LLC
Units, each consisting of one share of Common Stock and one Redeemable Warrant	BWACU	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2020. The registrant’s units began trading on the Nasdaq Capital Market on November 13, 2020 and the registrant’s shares of common stock and warrants began separate trading on the Nasdaq Capital Market on December 28, 2020. The aggregate market value of the units outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the units on December 31, 2020, as reported on the Nasdaq Capital Market was $128,078,790.

As of June 10, 2021, there were 16,105,670 shares of common stock, par value $0.0001 per share (“Common Stock”) of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

Unless otherwise stated in this Report, references to:

●	“EBC” or “EarlyBirdCapital” are to EarlyBirdCapital, Inc.

●	“equity-linked securities” refers to any debt or equity securities issued in a transaction, including but not limited to a private placement of equity or debt, that are convertible, exercisable or exchangeable for shares of common stock

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2020;

●	our “public shares” are to shares of our common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	our “public stockholders” are to the holders of our public shares, including our sponsor (as defined below), officers and directors to the extent they purchase public shares, provided that their status as “public stockholders” shall only exist with respect to such public shares;

●	our “management” or our “management team” are to our officers and directors;

●	our “initial stockholders” are to our stockholders prior to our initial public offering (excluding EarlyBirdCapital);

●	our “sponsor” are to BWA Holdings LLC, a company affiliated with our officers and directors; and

●	“we,” “us”, “Company” or “our Company” are to Better World Acquisition Corp.

iii

PART I

Item 1. Business

Overview

We are an early-stage Delaware blank check company incorporated on August 5, 2020 formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business is not limited to a particular industry or geographic region although we are focused on target businesses in the healthy living industries that benefit from strong Environmental, Social and Governance (“ESG”) profiles in North America and Europe.

Initial Public Offering

On November 17, 2020, we consummated our initial public offering (“IPO”) of 11,000,000 units (the “units”). Each unit consists of one share of common stock of the Company, par value $0.0001 per share (the “Common Stock”), and one redeemable warrant of the Company (“warrant”), with each whole warrant entitling the holder thereof to purchase one share of Common Stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $110,000,000.

Simultaneously with the closing of the IPO, we completed the private sale of an aggregate of 4,800,000 warrants (the “private placement warrants”) to BWA Holdings LLC (our “sponsor”) and EarlyBirdCapital (3,975,000 private placement warrants to our sponsor and 825,000 to EBC) at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $4,800,000.

In connection with the IPO, the underwriters were granted a 45-day option from the date of our IPO prospectus (the “Over-Allotment Option”) to purchase up to 1,650,000 additional units (the “Over-Allotment Units”) to cover over-allotments, if any. On November 19, 2020, the underwriters purchased an additional 1,618,600 Over-Allotment Units pursuant to the partial exercise of the Over-Allotment Option, and cancelled the remainder of the Over-Allotment Option. The Over-Allotment Units were sold at an offering price of $10.00 per Over-Allotment Unit, generating aggregate additional gross proceeds of $16,186,000 to us. In connection with the cancellation of the remainder of the Over-Allotment Option, we cancelled an aggregate of 7,850 shares of Common Stock issued to the sponsor prior to the IPO. Simultaneously with the consummation of the Over-Allotment Option, we completed the private sale of an additional 485,580 private placement warrants to our sponsor and EBC (402,121 private placement warrants to our sponsor and 83,459 to EBC), generating gross proceeds to us of $485,580.

A total of $127,447,860, comprised of $122,162,280 of the proceeds from the IPO and $5,285,580 of the proceeds from the private sales, was placed in a U.S.-based trust account (the “trust account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee.

We must complete our initial business combination by May 17, 2022, 18 months from the closing of our IPO. If our initial business combination is not consummated by May 17, 2022, then our existence will terminate, and we will distribute all amounts in the trust account.

Our Company

We believe our management team, together with N*GEN, an affiliate of our sponsor, are well suited to identify businesses that benefit from strong ESG profiles and have the potential to generate attractive risk-adjusted returns for our stockholders.

We are seeking to identify and acquire a business that could benefit from a strategically experienced owner with extensive investment experience in the healthy consumer and smart cities sectors, and that presents potential for an attractive risk-adjusted return profile. The global wellness economy was a $4.5 trillion market in 2018, growing roughly twice as fast as the economy as a whole. Personal care, beauty and food products accounted for approximately $1.8 trillion of that total. Globally, organic foods and beverages are expected to grow at a compound annual growth rate of over 15.7% from 2018 to 2025, reaching almost $400 billion by 2025. Consumers are seeking healthier, cleaner, more sustainable products and ingredients in the U.S. and globally. According to a recent study by NYU Stern and IRI, products marketed as sustainable drove over 50% of packaged goods market growth across all channels and categories from 2013-2018, despite representing only a 16.6% market share. This growth was over 5.6 times faster than conventional products and accounted for $114 billion in sales in 2018.

More recently in large part due to the impacts of Covid-19, the March 2020 year-over-year growth of organic produce in the U.S. was 10 times as high as the same period in 2019. Changes that were already underway have accelerated. Incumbent businesses are reacting to address shifts in consumer tastes and the changing landscape. Many of these shifts will continue to change the ways we live and work, reflecting an acceleration of trends in which members of our management team have been investing for over 10 years.

A smarter city makes the lives of its inhabitants safer, more convenient, and more comfortable. According to the 2010 Census, U.S. cities are home to nearly 63% of the population, but comprise under 4% of the total land area of the United States. While this density can lead to the cherished dynamism of urban areas, it also creates a myriad of issues like pollution, traffic, disease, and food & energy insecurity. Adoption of green technologies is addressing these problems and forging the city of the future. According to Grand View Research the global Smart City market will reach $1 trillion in 2020 and is forecasted to grow at a 5-year CAGR of over 20%, reaching $2.6 trillion by 2025.

Importantly, economics and cost are propelling the diffusion of these new Smart City technologies. According to the National Renewable Energy Laboratory (“NREL”), costs of lithium-ion batteries have fallen 80% in the past 5 years while solar energy costs have fallen 82% since 2010 leading to 1350% growth in installed capacity.

Our sponsor, BWA Holdings LLC, is an entity owned by members of our management and is affiliated with N*GEN. Rosemary L. Ripley, our CEO, and Peter S.H. Grubstein, our CFO, have worked together at N*GEN since 2007. Shay Murphy joined N*GEN in 2015. Founded in 2001, N*GEN has raised over $500 million in a number of venture capital investment vehicles that it currently manages. Ms. Ripley and Mr. Grubstein are both Managing Members of N*GEN. Ms. Ripley brings years of private equity, strategy and M&A experience in the consumer products industry. Mr. Grubstein has deep operating and investing experience in the manufacturing and distribution businesses and in the sustainability sectors. Both individuals are experienced operating and investment professionals, under whose leadership N*GEN has distinguished itself by being a market innovator and leader in ESG and impact investing and making numerous direct investments in healthier consumer sectors, energy efficiency, urban farming and smart cities, and is known in the industry both for its track record of selecting companies utilizing proprietary research and the value that it adds to its portfolio companies in scaling their growth. As a result, N*GEN has developed deep industry relationships across its sectors.

We believe the reputation and expertise of our management team in the healthy living industry make us a desirable partner for potential business combination targets. The breadth and depth of our investing experience have afforded us with insight on potential candidates in multiple sectors within the healthy living sector.

As growth equity investors, we seek to back world class entrepreneurs and invest in innovative B2B and B2C companies offering differentiated, healthier, and more efficient solutions. We are looking for innovation-driven, growth companies that capitalize on next generation consumer behavior and challenges that we believe will ultimately become the innovation engines of their industries, including those in the next generation consumer, health and wellness, and enabling technologies sectors.

We are especially focusing on sectors being transformed by massive change, which we believe creates enormous opportunities for younger companies to capture market share by utilizing new business models, routes to market and cleaner ingredients. Specifically, the acquisition opportunities we are pursuing include companies in the healthy consumer and smart cities sectors that are working to develop new and creative services and solutions for the next generation consumer. Our management team seeks to collaborate with experienced entrepreneurs and invest in high growth companies to create a healthier, smarter, and cleaner future.

Historically, N*GEN has sourced its transactions using proprietary research and targeted sectors growing faster than the overall economy. N*GEN focuses on differentiated businesses that demonstrate strong, sustainable profitable growth. N*GEN has honed its investment process over the years and leveraged its extensive network of contacts including advisors, senior professionals in select industries, private equity principals, investment bankers, other financial sponsors and owners of private businesses.

Covid-19 has further accelerated changes in how people live and interact with the world, leading people to seek healthier, more connected, and more sustainable lifestyles. We expect our business combination target to be able to take advantage of the current trends toward increased spending on health and wellness as well as smarter homes and work environments. On the commercial side, security, mobility and greater municipal autonomy are fueling growth in local food supply systems, health, infrastructure, communications, and energy security/efficiency programs.

Business Strategy

Our acquisition and value creation strategy is to identify, acquire and build a company in the healthy living/ESG sector that complements the experience of our management team, benefiting from our strategic and operational expertise. After the initial business combination, we may pursue additional acquisitions with a focus on generating attractive risk adjusted returns for our stockholders. We seek to leverage our management team’s network of potential proprietary and public transaction sources where we believe a combination of our relationships, knowledge and experience could effect a positive transformation or augmentation of existing businesses to improve their overall value.

We utilize a research-driven process to generate significant deal flow that we believe is enhanced by the network and industry experience of our management team.

Over the course of their careers, the members of our management team and their affiliates have developed a broad network of contacts and corporate relationships that we believe will serve as a useful source of acquisition opportunities. This network has been developed through our management team’s:

●	extensive experience in both investing in and operating across our targeted sectors;

●	experience in sourcing, structuring, acquiring, operating, developing, growing, financing and selling businesses; and

●	experience in executing transactions in the sectors under varying economic and financial market conditions.

We expect these networks will continue to provide our management team with a robust flow of acquisition opportunities, and supplement our internally derived deal flow. In addition, target business candidates may be brought to our attention from various unaffiliated sources, which may include investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises.

Acquisition Criteria

Consistent with this strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We have used and will continue to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to acquire companies that we believe:

●	have a current enterprise value between $500 million and $3 billion;

●	have market and/or cost leadership positions in their respective sectors and would benefit from our networks and insights;

●	provide innovative products or services, with the potential for revenue, market share and/or distribution improvements;

●	are fundamentally sound companies that offer compelling growth and value;

●	offer the opportunity for our management team to partner with established management teams or business owners to achieve long-term strategic and operational excellence;

●	exhibit unrecognized value or other characteristics, desirable returns on capital, and a need for capital to achieve the company’s growth strategy that offers superior risk/reward potential based on our analysis and due diligence review; and

●	will offer an attractive risk-adjusted return for our stockholders.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Our Acquisition Process

In evaluating a prospective target business, we conduct thorough due diligence that encompasses, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us. We utilize our operational and capital allocation experience. We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view.

Members of our management team and our independent directors indirectly own founder shares and/or private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination.

Initial Business Combination

Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. If our Board of Directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria.

Corporate Information

Our executive offices are located at 733 Third Avenue, 18th Floor, New York, NY 10017. We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by nonaffiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Competitive Strengths

Alternative Path to Becoming Public

We believe our structure as a public company makes us an attractive business combination partner to prospective target businesses that desires to become a publicly listed company. A merger with us will offer a target business an alternative process to a public listing rather than the traditional initial public offering process. We believe that target businesses may favor this alternative, which we believe is less expensive, while offering greater certainty of execution than the traditional initial public offering. Furthermore, once a proposed business combination is approved by our stockholders and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management. With public company corporate governance standards, a target business may become attractive to the public investors.

Strong and Stable Financial Position with Flexibility.

With funds in the trust account of $127,462,689 (as of December 31, 2020 and assuming no redemptions) available to use for a business combination, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, since we have no specific business combination under consideration, we have not taken any steps to secure third party financing and there can be no assurance that it will be available to us.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate our initial business combination. We will utilize cash derived from the proceeds of our IPO and the private placement of private warrants, our capital stock, debt or a combination of these in effecting a business combination which has not yet been identified. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

We will have up to 12 months from the closing of our IPO, or until November 17, 2021, to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 12 months, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to two times, each by an additional three months (for a total of up to 18 months, or until May 17, 2022, to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $1,261,860 (or $0.10 per unit, up to an aggregate of $2,523,720) on or prior to the date of the applicable deadline, for each three month extension. Any such payments would be made in the form of non-interest bearing loans. If we complete our initial business combination, we will, at the option of our sponsor, repay such loaned amounts out of the proceeds of the trust account released to us or convert a portion or all of the total loan amount into warrants at a price of $1.00 per warrant, which warrants will be identical to the private warrants. If we do not complete a business combination, we will repay such loans only from funds held outside of the trust account. In the event that we receive notice from our sponsor five days prior to the applicable deadline of its wish for us to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate an initial business combination within such time period, we will redeem 100% of our issued and outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to dissolve and liquidate. We expect the pro rata redemption price to be approximately $10.10 per public share, without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders.

Sources of Target Businesses

Our principal means of identifying potential target businesses is through the extensive contacts and relationships of our sponsor, initial stockholders, officers and directors. While our officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, our officers and directors believe that the relationships they have developed over their careers and their access to our sponsor’s contacts and resources have generated, and will continue to generate, a number of potential business combination opportunities that will warrant further investigation. Target business candidates may be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read this Report and know what types of businesses we are targeting.

Our officers and directors must present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the trust account at the time of the agreement to enter into the initial business combination, subject to any pre-existing fiduciary or contractual obligations. While we have not engaged the services of professional firms or other individuals that specialize in business acquisitions on any formal basis (other than EBC as described in our IPO prospectus), we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our sponsor, initial stockholders, officers, directors or their respective affiliates be paid any compensation prior to, or for any services they render in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is) other than the $10,000 per month administrative fee, the payment of consulting, success or finder fees in connection with the consummation of our initial business combination and reimbursement of any out-of-pocket expenses. Our audit committee will review and approve all reimbursements and payments made to our sponsor, officers, directors or our or their respective affiliates, with any interested director abstaining from such review and approval.

We have no present intention to enter into a business combination with a target business that is affiliated with any of our officers, directors or sponsor. However, we are not restricted from entering into any such transactions and may do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to our management team’s pre-existing fiduciary obligations and the limitations that a target business have a fair market value of at least 80% of the balance in the trust account at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, and that we must acquire a controlling interest in the target business, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

●	financial condition and results of operation;

●	growth potential;

●	brand recognition and potential;

●	experience and skill of management and availability of additional personnel;

●	capital requirements;

●	competitive position;

●	barriers to entry;

●	stage of development of the products, processes or services;

●	existing distribution and potential for expansion;

●	degree of current or potential market acceptance of the products, processes or services;

●	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

●	impact of regulation on the business;

●	regulatory environment of the industry;

●	costs associated with effecting the business combination;

●	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and

●	macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we conduct an extensive due diligence review which encompasses, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review is conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Nasdaq listing rules require that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account at the time of the execution of a definitive agreement for our initial business combination. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or a newly formed subsidiary or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of trust account balance test.

The fair market value of the target will be determined by our Board of Directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our Board of Directors is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Lack of Business Diversification

We may seek to effect a business combination with more than one target business, although we expect to complete our business combination with just one business. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full-time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. Whether we seek stockholder approval or engage in a tender offer, we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 immediately prior to or upon consummation of such business combination and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination. We have no specified maximum percentage threshold for conversions in our amended and restated certificate of incorporation and even those public stockholders who vote in favor of our initial business combination have the right to convert their public shares. As a result, this may make it easier for us to consummate our initial business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets immediately prior to or upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait 12 months, or until November 17, 2021 (or up to 18 months, or until May 17, 2022, if we extend the period of time to consummate a business combination) from the closing of our IPO in order to be able to receive a pro rata share of the trust account.

Our sponsor, initial stockholders, officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, (2) not to convert any shares of common stock in connection with a stockholder vote to approve a proposed initial business combination and (3) not sell any shares of common stock in any tender in connection with a proposed initial business combination.

None of our officers, directors, sponsor, initial stockholders or their affiliates has indicated any intention to purchase units or shares of common stock in our IPO or from persons in the open market or in private transactions. However, if we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination or that they wish to convert their shares, our officers, directors, sponsor, initial stockholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote and reduce the number of conversions. Notwithstanding the foregoing, our officers, directors, sponsor, initial stockholders and their affiliates will not make purchases of shares of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Conversion Rights

At any meeting called to approve an initial business combination, public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid. Alternatively, we may provide our public stockholders with the opportunity to sell their shares of our common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

Our sponsor, initial stockholders and our officers and directors do not have conversion rights with respect to any shares of common stock owned by them, directly or indirectly, whether acquired prior to our IPO or purchased by them in our IPO or in the aftermarket. Additionally, the holders of the representative shares do not have conversion rights with respect to the representative shares.

We may require public stockholders, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s Deposit/Withdrawal At Custodian (“DWAC”) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a nominal amount and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise conversion rights prior to the consummation of the proposed business combination and the proposed business combination is not consummated this may result in an increased cost to stockholders.

Any proxy solicitation materials we furnish to stockholders in connection with a vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement up until the vote on the proposal to approve the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact.

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or the expiration of the tender offer. Furthermore, if a holder of public shares delivered his certificate in connection with an election of their conversion and subsequently decides prior to the applicable date not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation if No Business Combination

Our amended and restated certificate of incorporation provides that we will have only 12 months, or until November 17, 2021 (or up to 18 months, or until May 17, 2022, from the closing of our IPO if we extend the period of time to consummate a business combination) from the closing of our IPO to complete an initial business combination. If we have not completed an initial business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our sponsor, initial stockholders, officers and directors have agreed that they will not propose any amendment to our amended and restated certificate of incorporation that would affect our public stockholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 12 months, or until November 17, 2021 (or up to 18 months, or until May 17, 2021 from the closing of our IPO if we extend the period of time to consummate a business combination) from the closing of our IPO unless we provide our public stockholders with the opportunity to convert their shares of common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest not previously released to us but net of franchise and income taxes payable, divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, initial stockholders, executive officers, directors or any other person.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. It is our intention to redeem our public shares as soon as reasonably possible following the 12 month period from the closing of our IPO, or by November 17, 2021 (or up to the 18 month period from the closing of our IPO if we extend the period of time to consummate a business combination, or by May 17, 2022), and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We are required to seek to have all third parties (including any vendors or other entities we engage after our IPO) and any prospective target businesses enter into agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, Marcum LLP, our independent registered public accounting firm, and the underwriters of our IPO, will not execute agreements with us waiving such claims to the monies held in the trust account. Furthermore, there is no guarantee that other vendors, service providers and prospective target businesses will execute such agreements. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Our sponsor has agreed that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.10 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but we cannot assure you that it will be able to satisfy its indemnification obligations if it is required to do so. We have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we believe it is unlikely that our sponsor will be able to satisfy its indemnification obligations if it is required to do so. Additionally, the agreement our sponsor entered into specifically provides for two exceptions to the indemnity it has given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, or (2) as to any claims for indemnification by the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. As a result, if we liquidate, the per-share distribution from the trust account could be less than $10.10 due to claims or potential claims of creditors.

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after the 12 month period (or up to the 18 months if we extend the period of time to consummate a business combination) from the closing of our IPO and anticipate it will take no more than 10 business days to effectuate such distribution. The holders of the founder shares have waived their rights to participate in any liquidation distribution from the trust account with respect to such shares. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account. If such funds are insufficient, our sponsor has contractually agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and has contractually agreed not to seek repayment for such expenses.

If we are unable to complete an initial business combination and expend all of the net proceeds of our IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share redemption price would be $10.10. As discussed above, the proceeds deposited in the trust account could become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete a business combination within the required time period, if the stockholders seek to have us convert or purchase their respective shares upon a business combination which is actually completed by us or upon certain amendments to our amended and restated certificate of incorporation prior to consummating an initial business combination. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $10.10 per share.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after 12 months (or up to 18 months if we extend the period of time to consummate a business combination) from the closing of our IPO, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our IPO that will apply to us until the consummation of our initial business combination. These provisions cannot be amended without the approval of a majority of our stockholders. If we seek to amend any provisions of our amended and restated certificate of incorporation that would affect our public stockholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 12 months, or by November 17, 2021 (or up to 18 months, or by May 17, 2022, from the closing of our IPO if we extend the period of time to consummate a business combination) from the closing of our IPO, we will provide dissenting public stockholders with the opportunity to convert their public shares in connection with any such vote. This conversion right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or director nominee, or any other person. Our sponsor, officers and directors have agreed to waive any conversion rights with respect to any founder shares and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 immediately prior to or upon consummation of such business combination and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated within 12 months, or by November 17, 2021 (or up to 18 months, or by May 17, 2022, if we extend the period of time to consummate a business combination) from the closing of our IPO, then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve our company;

●	upon the consummation of our IPO, approximately $127.4 million was placed into the trust account;

●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

●	prior to our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the trust account, or that votes as a class with the common stock sold in our IPO on an initial business combination.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our IPO, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek stockholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;

●	our obligation to convert or repurchase shares of common stock held by our public stockholders may reduce the resources available to us for a business combination; and

●	our outstanding warrants, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Facilities

Our executive offices are located at 733 Third Avenue, New York, New York 10017. We pay $10,000 per-month to NGEN MGT II, LLC, an affiliate of our executive officers. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Employees

We have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to acquire has been located, management may spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of a business combination.

Periodic Reporting and Audited Financial Statements

Our units, common stock and warrants are registered under the Exchange Act, and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual report will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to United States generally accepted accounting principles or international financial reporting standards as promulgated by the International Accounting Standards Board. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We may be required to have our internal control procedures audited for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A.  Risk Factors

As a smaller reporting company, we are not required to include risk factors in this annual report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are an early stage company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	we may encounter a material weakness in our internal controls over financial reporting;

●	our financial results may fluctuate and vary based on the accounting treatment of certain of our warrants as a liability;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated November 12, 2020.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our executive offices are located at 733 Third Avenue, New York, New York 10017 and our telephone number is (212) 450-9700. We pay $10,000 per-month to NGEN MGT II, LLC, an affiliate of our executive officers. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3. Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a)	Market Information

Our units, common stock and warrants are each traded on the Nasdaq Capital Market under the symbols “BWACU,” “BWAC” and “BWACW,” respectively. Our units commenced public trading on November 13, 2020, and our common stock and warrants commenced public trading separately on December 28, 2020.

(b)	Holders

On June 10, 2021, there were two (2) holders of record of our units, twenty-one (21) holders of record of shares of our common stock and three (3) holders of record of our warrants.

(c)	Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)	Recent Sales of Unregistered Securities

On November 17, 2020, we consummated our initial public offering “(IPO)” of 11,000,000 units. The units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $110,000,000. Simultaneously with the closing of the IPO, we completed the private sale of an aggregate of 4,800,000 private placement warrants to our sponsor and EBC at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $4,800,000. In connection with the IPO, the underwriters were granted a 45-day option from the date of our IPO prospectus (the “Over-Allotment Option”) to purchase up to 1,650,000 additional units (the “Over-Allotment Units”) to cover over-allotments, if any. On November 19, 2020, the underwriters purchased an additional 1,618,600 Over-Allotment Units pursuant to the partial exercise of the Over-Allotment Option, and cancelled the remainder of the Over-Allotment Option. The Over-Allotment Units were sold at an offering price of $10.00 per Over-Allotment Unit, generating aggregate additional gross proceeds of $16,186,000 to us. In connection with the cancellation of the remainder of the Over-Allotment Option, we cancelled an aggregate of 7,850 shares of Common Stock issued to the sponsor prior to the IPO. Simultaneously with the consummation of the Over-Allotment Option, we completed the private sale of an additional 485,580 private placement warrants to our sponsor and EBC (402,121 private placement warrants to our sponsor and 83,459 to EBC), generating gross proceeds to us of $485,580. A total of $127,447,860, comprised of $122,162,280 of the proceeds from the IPO and $5,285,580 of the proceeds from the private sales, was placed in a U.S.-based trust account (the “trust account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee. We paid a total of $2,880,354 in underwriting discounts and commissions and for other offering costs (including transaction and deal costs) related to our IPO. In addition, the representative of the underwriters agreed to defer $4,416,510 in underwriting discounts and commissions.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g)	Use of Proceeds from the Initial Public Offering

On November 17, 2020, we consummated our IPO of 11,000,000 units. The units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $110,000,000. Simultaneously with the closing of the IPO, we completed the private sale of an aggregate of 4,800,000 private placement warrants to our sponsor and EBC at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $4,800,000. In connection with the IPO, the underwriters were granted a 45-day option from the date of our IPO prospectus (the “Over-Allotment Option”) to purchase up to 1,650,000 additional units (the “Over-Allotment Units”) to cover over-allotments, if any. On November 19, 2020, the underwriters purchased an additional 1,618,600 Over-Allotment Units pursuant to the partial exercise of the Over-Allotment Option, and cancelled the remainder of the Over-Allotment Option. The Over-Allotment Units were sold at an offering price of $10.00 per Over-Allotment Unit, generating aggregate additional gross proceeds of $16,186,000 to us. In connection with the cancellation of the remainder of the Over-Allotment Option, we cancelled an aggregate of 7,850 shares of Common Stock issued to the sponsor prior to the IPO. Simultaneously with the consummation of the Over-Allotment Option, we completed the private sale of an additional 485,580 private placement warrants to our sponsor and EBC (402,121 private placement warrants to our sponsor and 83,459 to EBC), generating gross proceeds to us of $485,580. A total of $127,447,860, comprised of $122,162,280 of the proceeds from the IPO and $5,285,580 of the proceeds from the private sales, was placed in a U.S.-based trust account (the “trust account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended.

Item 6. Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “us,” “our” or “we” refer to Better World Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth elsewhere in this Report.

Overview

We are a blank check company incorporated on August 5, 2020 as a Delaware corporation and formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities (an “initial business combination”). We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (as defined below) and the private placement warrants (as defined below), our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

Our only activities from August 5, 2020 (inception) through December 31, 2020 were organizational activities, those necessary to consummate the IPO, described below, and identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account (as defined below). We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from August 5, 2020 (inception) through December 31, 2020, we had a net loss of $4,187,718, which consisted of operating costs of $121,087, a change in fair value of warrants of $4,069,896 and transaction costs related to the initial public offering of $11,564, offset by interest income on marketable securities held in the trust account of $11,521 and an unrealized gain of $3,308.

Liquidity and Capital Resources

On November 17, 2020, we consummated our initial public offering (“IPO”) of 11,000,000 units (the “units”), at a price of $10.00 per Unit, generating gross proceeds of $110,000,000. Simultaneously with the closing of the IPO, we consummated the private sale of 4,800,000 warrants (the “private placement warrants”) to our Sponsor and EarlyBirdCapital, generating gross proceeds of $4,800,000.

On November 19, 2020, in connection with the underwriters’ partial exercise of their over-allotment option, we consummated the sale of an additional 1,618,600 units at a price of $10.00 per unit, generating total gross proceeds of $16,186,000. In addition, we also consummated the sale of an additional 485,580 private placement warrants at $1.00 per private placement warrant, generating total gross proceeds of $485,580.

For the period from August 5, 2020 (inception) through December 31, 2020, cash used in operating activities was $147,816. Net loss of $4,187,718 was affected by interest earned on investments held in the trust account of $11,521, change in fair value of warrant liability of $4,069,896, transaction costs incurred in connection with the initial public offering of $11,564 and unrealized gain on investments held in trust account of $3,308. Changes in operating assets and liabilities used $26,729 of cash for operating activities.

As of December 31, 2020, in the U.S.-based trust account (the “trust account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee, we had cash held of $1,214 and marketable securities held in the trust account of $127,461,475 (including approximately $11,500 of interest income) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 180 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through December 31, 2020, we did not withdraw any interest earned on the trust account to pay our taxes.

We intend to use substantially all of the funds held in the trust account, to acquire a target business and to pay our expenses relating thereto, including a fee payable to Imperial Capital, upon consummation of our initial business combination for assisting us in connection with our initial business combination. To the extent that our capital stock is used in whole or in part as consideration to effect an initial business combination, the remaining funds held in the trust account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

As of December 31, 2020, we had cash of $1,023,178 held outside the trust account. We intend to use the funds held outside the trust account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, the Insiders, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The units would be identical to the private placement warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

The Company has agreed, commencing on November 12, 2020 through the earlier of the Company’s consummation of an initial business combination and its liquidation, to pay an affiliate of the Company’s management a total of $10,000 per month for office space, utilities and secretarial support. For the period from August 5, 2020 (inception) through December 31, 2020, the Company incurred $20,000 in fees for these services. At December 31, 2020, fees of $20,000 is included in accrued expenses in the accompanying balance sheet.

The Company granted the underwriters a 45-day option from the date of IPO to purchase up to 1,650,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On November 19, 2020, the underwriters partially exercised their over-allotment option to purchase an additional 1,618,600 units at $10.00 per unit and forfeited the remaining over-allotment option.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liability

The Company accounts for the private placement warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the private placement warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the private placement warrants as liabilities at their fair value and adjusts the private placement warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The private placement warrants for periods where no observable traded price was available are valued using a binomial lattice simulation model.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Income (Loss) per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for common stock subject to possible redemption is calculated by dividing the interest income earned on the trust account, net of applicable taxes, if any, by the weighted average number of shares of common stock subject to possible redemption outstanding for the period. Net income (loss) per common share, basic and diluted for and non-redeemable common stock is calculated by dividing net loss less income attributable to common stock subject to possible redemption, by the weighted average number of shares of non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-21 comprising a portion of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with this Report, our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the material weakness discussed in “Changes in Internal Control over Financial Reporting” below, our disclosure controls and procedures were not effective as December 31, 2020.

Management’s Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Changes in the accounting of warrants have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Except for issues related to the accounting of warrants, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management has identified a material weakness in our internal controls over financial reporting due to the incorrect accounting of warrants. We plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
Rosemary L. Ripley	66	Chairman of the Board of Directors, President and Chief Executive Officer
Peter S.H. Grubstein	65	Chief Financial Officer, Treasurer and Director
Shay Murphy	37	Vice President and Secretary
Brad Oberwager	51	Director
Kristopher Wood	49	Director
Jennifer Prosek	51	Director

The experience of our directors and executive officers is as follows:

Rosemary L. Ripley has served as our Chairman of the Board of Directors and Chief Executive Officer since August 2020. She has been a Managing Member and control shareholder of N*GEN since 2007. Ms. Ripley leads the firm’s focus on consumer companies with differentiated products and services in food and beverage, and personal and household care. She works actively on and with the boards of several portfolio companies including Zevia, Revolution Foods, Enzymedica, Nlyte Software, and Hyla Mobile. She also serves on the board of Heineken, N.V. Over her career in the consumer industry, Ms. Ripley has orchestrated transactions worth approximately $40 billion for a wide variety of companies, both large and small. Many of these transactions were with counter parties that are some of the largest multinational CPG companies in the world. Responsible for Corporate Business Development worldwide at Altria Group (previously Philip Morris Companies) from 1990 to 2005, Ms. Ripley helped accelerate growth at Altria’s operating companies, Kraft Foods and Miller Brewing Company, through expansionary growth plans and transformative acquisitions. Among the transformative transactions she led were the acquisition of Nabisco Foods, a $19 billion transaction, the initial public offering and spinout of Kraft Foods, raising $8.7 billion, and the $5.5 billion merger of Miller Brewing Company with South African Breweries. In addition to these transactions, Ms. Ripley has led numerous other transactions raising billions of dollars for a wide range of companies in the consumer industry. Prior to joining Philip Morris, she ran the Retail and Consumer Group in Investment Banking at two different boutique firms on Wall Street. Ms. Ripley also co-founded Circle Financial Group, a multi-family investment advisory firm, specializing in the investment needs of ultra-high net worth women, which has been re-branded Circle Wealth Management. She graduated cum laude from Yale University and received an MBA from the Yale School of Management. Ms. Ripley is the wife of Peter S.H. Grubstein, our Chief Financial Officer and a director. We believe Ms. Ripley is well-qualified to serve as a member of our board of directors due to her experience as a business leader in a variety of industries and her contacts and relationships.

Peter S.H. Grubstein has served as our Chief Financial Officer, Treasurer and Director since August 2020. He is the founder and Managing Member of N*GEN, a venture capital and growth equity investment firm investing in healthy and sustainable living. Mr. Grubstein founded N*GEN in 2001 and has since been investing in sustainable businesses with innovative solutions to impact the world’s biggest problems. Mr. Grubstein has 40 years of experience as an entrepreneur, operating executive, and venture capital investor and has grown N*GEN from one of the earliest to invest in sustainable technologies, to a firm with three funds, raising over $500 million. At N*GEN, he invests in healthy living, which includes consumer-facing brands and services that span various sectors, from personal care to energy efficiency products and innovative agricultural solutions, all with the goal of changing consumer behavior to improve consumer and environmental health. Prior to founding N*GEN, Mr. Grubstein made diverse private investments, ranging from leveraged buyouts and leveraged recapitalizations to early venture investments in materials science enterprises. Earlier in his career, he was CEO of American Tanning, a manufacturing business owned by his family, from 1982 to 1983. Subsequently at KD/P Equities. J.B. Poindexter & Co. and Grubstein Holdings, LTD., he worked on investments such as Carolina Steel Corporation and focused on supply chain and logistics efficiencies to drive profitability, including selecting acquisitions to improve overall operations for businesses that reach a certain scale. Mr. Grubstein is currently a member of the Board of Directors of Enzymedica, a provider of digestive enzyme supplements. Mr. Grubstein is a graduate of Yale University. Mr. Grubstein is the husband of Rosemary L. Ripley, our Chairman and Chief Executive Officer. We believe Mr. Grubstein is well-qualified to serve as a member of our board of directors due to his experience as a business leader in a variety of industries and his contacts and relationships.

Shay Murphy has served as our Vice President and Secretary since August 2020. Mr. Murphy has been with N*GEN for over five years since he began as an associate after graduating from business school in 2015 and is currently a partner. He leads N*GEN’s focus on smart cities and sustainable food systems and also supports the healthy consumer investment strategy. His duties include current portfolio management, new deal pipeline and diligence, financial modeling, and fundraising. Mr. Murphy is current a member of the Board of Directors of BrightFarms, Inc. and Encycle Corporation. From 2012 to 2013, Mr. Murphy worked at DG Energy Partners, a solar energy financial advisory start-up where he sourced and evaluated prospective new commercial-scale solar projects and developed a project finance and feasibility model that was sold and disseminated to DG Energy Partners’ financial and EPC clients. In 2006, Mr. Murphy began his career at Citigroup Global Markets in the fixed income capital markets division where his primary role was providing debt restructuring and refinancing solutions for sponsor-backed companies, corporates, and sovereign nations. Until he left in 2011, Mr. Murphy was involved in the restructuring or refinancing of over $200 billion of debt, including the $38 billion debt exchange for GMAC in December 2008. Mr. Murphy holds an MBA from NYU Stern School of Business and a B.A. in Philosophy from Columbia University where he played varsity football.

Brad Oberwager has served as a member of our board of directors since November 2020. Mr. Oberwager has spent his career in technology and consumer focused companies. He is an experienced board member and has served on multiple boards. Currently, he is member of the board of directors of Asure Software (NASDQ: ASUR) and chairs its compensation committee. Mr. Oberwager is also on the boards of TEGSCO (aka AutoReturn), an information services company, Linden Lab (owner of Second Life), a developer of digital entertainment, Jyve Corporation, a talent marketplace, where he is Chairman, and Sundia Corporation, a food company, where he is also Chairman. He also owned Bare Snacks, a food company acquired by PepsiCo in 2018. From July 2017 to June 2018, he was Vice-chair of YPO International, a global organization of 25,000 CEOs. He is licensed with the Nationwide Multistate Licensing System & Registry. Mr. Oberwager received his BS from Georgetown University and his MBA from the Wharton School. We believe Mr. Oberwager is well-qualified to serve as a member of our board of directors due to his experience in technology and consumer focused industries and his contacts and relationships.

Kristopher Wood has served as a member of our board of directors since November 2020. Mr. Wood is a private investor in numerous private start-ups and in smaller established businesses where he often assumes an operating role in repositioning the business for dynamic growth and enhanced profitability. He has served as the President of Impact Health, Inc., a provider of rapidly deployed, turn-key, COVID-19 testing programs at scale, since March 2020. Mr. Wood leads the development of Impact Health’s COVID-19 programs and oversees its operations and strategy. From 2012 to April 2018, Mr. Wood served as the Chief Investment Officer for Lurie Holdings, Inc., a family office, where he worked on the turnaround, sale and integration of a number of Lurie investments, including Joint Juice, which later acquired Premier Nutrition. He served as Executive Chairman of the combined company from September 2012 to August 2013 where he was active in integrating the two companies and led the subsequent sale of Premier Nutrition to Post Holdings. From 2011 to 2012, Mr. Wood was Head of Strategy for NewPage Corporation, a large freesheet paper manufacturer. From 2009 to 2011, he was Head of Strategy for Worldcolor, a large printing company. Earlier in his career, Mr. Wood was a member of the investment team at several middle market private equity companies including MidOcean Partners where he sourced investments and took active leadership roles and a member of the Global Finance Group of Deutsche Bank Securities. Mr. Wood was a director of Viamet Pharmaceuticals and was also a member of the Finance Committee of the Lurie Children’s Hospital of Chicago. He graduated cum laude with a B.S. in economics from The Wharton School of the University of Pennsylvania. We believe Mr. Wood is well-qualified to serve as a member of our board of directors due to his experience as a business leader in a variety of industries and his contacts and relationships.

Jennifer Prosek has served as a member of our board of directors since November 2020. Ms. Prosek is the Founder and CEO of Prosek Partners, an international public relations and financial communications consultancy. She is a published author and frequent speaker. Ms. Prosek is on the board of directors of the Arthur W. Page Society and BritishAmerican Business and sits on the advisory boards of Signal AI & iConnections. She received her MBA from Columbia University and a B.A. in English literature from Miami University. We believe Ms. Prosek is well-qualified to serve as a member of our board of directors due to her 25 years of experience as a leader in the public relations industry as well as her contacts and relationships.

Advisors

Paul Price has served as an advisor to our board of directors since November 2020. Mr. Price has served as the Chairman of the Irish Association of Investment Management since March 2021 and as a member of the Board of Quidtium LLC since January 2020. He has served as the Chief Executive Officer of Morgan Stanley Investment Management (Ireland) Limited since October 2018. From October 2013 to April 2018, Mr. Price served as Head of International Distribution at Morgan Stanley Investment Management in London. From 2006 to 2010, he served as Global Head of the Institutional Business at Pioneer Global Asset Management. From 2000 to 2005, he served as head of MFS Investment Management’s non-U.S. institutional business. Mr. Price also served as an associate director on the Fixed Income team at Lombard Odier from 1997 to 1999 and held various roles, both as a senior dealer in the treasury division and within the asset management business while at the Bank of Ireland from 1986 to 1996. Mr. Price received a bachelor of commerce degree from the University College Dublin and a master’s degree in investment and treasury from Dublin City University.

Robert Chiste has served as an advisor to our board of directors since November 2020. Since July 2012, Mr. Chiste has served as the Chief Executive Officer of Encycle, an energy management firm. Since 2009, he has also served as principal of Sorfina Capital, an investment firm that focuses on early stage clean energy and traditional energy services. From 2003 to 2009, Mr. Chiste was the Chief Executive Officer of Comverge, Inc., a provider of technology services used by utilities. Mr. Chiste earned his B.A. in Mathematics from the College of New Jersey and his J.D. and M.B.A. from Rutgers University.

Our advisors (i) provide their business insights when we assess potential business combination targets and (ii) upon our request, provide their business insights as we work to create additional value in the businesses that we invest. In this regard, they fulfill some of the same functions as our board members. However, they have no written advisory, employment or advisory agreement with us. Additionally, our advisors have no other employment or compensation arrangements with us. Moreover, our advisors are not under any fiduciary obligations to us nor do they perform board or committee functions, nor do they have any voting or decision making capacity on our behalf. They are not required to devote any specific amount of time to our efforts or subject to the fiduciary requirements to which our board members are subject. Accordingly, if any of our advisors becomes aware of a business combination opportunity which is suitable for any of the entities to which he has fiduciary or contractual obligations (including other blank check companies), he will honor his fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We may modify or expand our roster of advisors as we source potential business combination targets.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. We have filed a copy of our audit and compensation committee charters as exhibits to the registration statement for our IPO. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov.

Audit Committee

We have established an audit committee of the board of directors, which consists of Brad Oberwager, Kristopher Wood and Jennifer Prosek, each of whom is an independent director under Nasdaq’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under Nasdaq’s listing standards. Nasdaq’s standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Kristopher Wood qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Brad Oberwager, Kristopher Wood and Jennifer Prosek. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Brad Oberwager, Kristopher Wood and Jennifer Prosek, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics as an exhibit to the registration statement for our IPO. You can review the Code of Ethics by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Other than the monthly payment of $10,000 to NGEN MGT II, LLC, an affiliate of our executive officers, for office space, administrative and support services, none of our executive officers or directors has received any cash (or non-cash) compensation for services rendered to us. Our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors, review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined by our compensation committee.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based upon its review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Report for the year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of June 10, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 16,105,670 shares of our common stock, issued and outstanding as of June 10, 2021. Voting power represents the voting power of shares of common stock owned beneficially by such person. The table below does not include the common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
BWA Holdings LLC (our sponsor)(2)(3)	3,154,650	19.59%
Rosemary L. Ripley (3)	3,154,650	19.59%
Peter S.H. Grubstein (3)	3,154,650	19.59
Shay Murphy*	—	—
Brad Oberwager*	—	—
Kristopher Wood*	—	—
Jennifer Prosek*	—	—
All directors and executive officers as a group (6 individuals)(2)	3,154,650	19.59%

Other 5% Stockholders
Weiss Asset Management (4)	884,158	5.49%
Glazer Capital (5)	637,389	3.96%

*	less than 1%

(1)	Unless otherwise indicated, the business address of each of the individuals and BWA Holdings LLC is c/o Better World Acquisition Corp., 733 Third Avenue, New York, New York 10017. The business address of EarlyBirdCapital is 366 Madison Avenue, New York, New York 10017.
(2)	Represents securities held by BWA Holdings LLC, our sponsor, of which Rosemary L. Ripley and Peter S.H. Grubstein are managing members. Accordingly, all securities held by our sponsor may ultimately be deemed to be beneficially held by Ms. Ripley and Mr. Grubstein.
(3)	Does not include any securities held by BWA Holdings LLC, of which each person is a member. Each such person disclaims beneficial ownership of the reported shares other than to the extent of his ultimate pecuniary interest therein.

(4)	According to a Schedule 13G filed on February 12, 2021 by Weiss Asset Management LP (“Weiss Asset Management”), WAM GP LLC (“WAM GP”) and Andrew M. Weiss. Weiss Asset Management is the sole investment manager to a private investment partnership (the “Partnership”) and a private investment fund (“Fund”). WAM GP is the sole general partner of Weiss Asset Management. Andrew M. Weiss is the managing member of WAM GP. Shares reported for WAM GP, Andrew M. Weiss and Weiss Asset Management include shares beneficially owned by the Partnership and the Fund. The business address for each of these reporting persons is 222 Berkeley St., 16th floor, Boston, Massachusetts 02116.
(5)	According to a Schedule 13G filed on February 16, 2021 by Glazer Capital LLC and Paul J. Glazer. The shares are held by certain funds and managed accounts to which Glazer Capital LLC serves as investment manager (collectively, the “Glazer Funds”). Paul J. Glazer is the managing member of Glazer Capital LLC. The address of the business office of each of these reporting persons is 250 West 55th Street, Suite 30A, New York, New York 10019.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On August 5, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 3,593,750 shares of common stock (the “Founder Shares”). On November 9, 2020, the Sponsor returned to the Company for cancellation, at no cost, an aggregate of 718,750 Founder Shares, resulting in an aggregate of 2,875,000 Founder Shares outstanding and held by the Sponsor. On November 12, 2020, the Company effected a stock dividend of 0.1 shares for each share of common stock outstanding, resulting in an aggregate of 3,162,500 Founder Shares outstanding and held by the Sponsor. The Founder Shares included, after giving retroactive effect to the share surrender and stock dividend, an aggregate of up to 412,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding shares after the IPO (assuming the Sponsor did not purchase any Public Shares in the IPO). In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option, 7,850 Founder Shares were forfeited and 404,650 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 3,154,650 Founder Shares outstanding at November 19, 2020.

Since November 2020, we have paid an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the closing of our IPO, our sponsor loaned us $107,638.50 under an unsecured promissory note, which were used for a portion of the expenses of our IPO. The loans were fully repaid upon the closing of our IPO.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest bearing basis as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration and shareholder rights agreement with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the shares of common stock issuable upon exercise of the foregoing and upon conversion of the founder shares.

Director Independence

Currently, Brad Oberwager, Kristopher Wood and Jennifer Prosek would each be considered an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of our board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements and other required filings with the SEC for the year ended December 31, 2020 totaled approximately $25,000. The aggregate fees of Marcum related to audit services in connection with our IPO totaled approximately $41,500. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2020 we did not pay Marcum any audit-related fees.

Tax Fees. We did not pay Marcum for tax services, planning or advice for the year ended December 31, 2020.

All Other Fees. We did not pay Marcum for any other services for the year ended December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1) Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Copies of such material can be obtained on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary

Not applicable.

BETTER WORLD ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Better World Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Better World Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from August 5, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 5, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY

June 11, 2021

BETTER WORLD ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020

ASSETS
Current Assets
Cash	$1,023,178
Prepaid expenses	125,435
Total Current Assets	1,148,613

Cash and marketable securities held in Trust Account	127,462,689
TOTAL ASSETS	$128,611,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accrued expenses	$98,668
Total Current Liabilities	98,668

Warrant Liability	6,554,119

Total Liabilities	6,652,787

Commitments

Common stock subject to possible redemption 11,580,050 shares at $10.10 per share redemption value	116,958,505

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 4,525,620 shares issued and outstanding (excluding 11,580,050 shares subject to possible redemption)	453
Additional paid-in capital	9,187,275
Accumulated deficit	(4,187,718)
Total Stockholders’ Equity	5,000,010
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$128,611,302

The accompanying notes are an integral part of the financial statements.

BETTER WORLD ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 5, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Operating and formation costs	$121,087
Loss from operations	(121,087)

Other income:
Interest earned on marketable securities held in Trust Account	11,521
Change in fair value of warrants	(4,069,896)
Transaction costs	(11,564)
Unrealized gain on marketable securities held in Trust Account	3,308
Other (loss), net	(4,066,631)

(Loss) before (provision for) income taxes	(4,187,718)

Net loss	$(4,187,718)

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	11,919,886

Basic and diluted net loss per share, Common stock subject to possible redemption	$0.00

Basic and diluted weighted average shares outstanding, Common stock	3,383,106

Basic and diluted net loss per share, Common stock	$(1.24)

The accompanying notes are an integral part of the financial statements.

BETTER WORLD ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM AUGUST 5, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – August 5, 2020	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	3,117,170	316	24,684	—	25,000

Issuance of Representative Shares	377,750	33	2,633		2,666

Sale of 12,618,600 Units, net of underwriting discount and offering expenses	12,618,600	1,262	123,315,948	—	123,317,210

Contribution in excess of fair value on sale of Private Warrants	—	—	2,801,357	—	2,801,357

Forfeiture of Founder Shares	(7,850)	(1)	1	—	—

Common stock subject to possible redemption	(11,580,050)	(1,157)	(116,957,348)	—	(116,958,505)

Net loss	—	—	—	(4,187,718)	(4,187,718)

Balance – December 31, 2020	4,525,620	$453	$9,187,275	$(4,187,718)	$5,000,010

The accompanying notes are an integral part of the financial statements.

BETTER WORLD ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 5, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(4,187,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(11,521)
Unrealized gain on investments held in Trust Account	(3,308)
Change in fair value of derivative liability	4,069,896
Transaction costs incurred in connection with IPO	11,564
Changes in operating assets and liabilities:
Prepaid expenses	(125,397)
Accrued expenses	98,668
Net cash used in operating activities	(147,816)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(127,447,860)
Net cash used in investing activities	(127,447,860)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	123,662,280
Proceeds from sale of Private Warrants	5,285,580
Proceeds from promissory note – related party	107,639
Repayment of promissory note – related party	(107,639)
Payment of offering costs	(329,006)
Net cash provided by financing activities	128,618,854

Net Change in Cash	1,023,178
Cash – Beginning of period	—
Cash – End of period	$1,023,178

Non-Cash Investing and Financing Activities:
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$25,000
Issuance of Representative Shares	2,666
Initial classification of common stock subject to possible redemption	$121,133,939
Change in value of common stock subject to possible redemption	$(4,175,434)

The accompanying notes are an integral part of the financial statements.

BETTER WORLD ACQUISITION CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Better World Acquisition Corp. (the “Company”) was incorporated in Delaware on August 5, 2020. The Company is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”).

Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company is focused on target businesses in the healthy living industries that benefit from strong Environmental, Social and Governance (“ESG”) profiles. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from August 5, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on November 12, 2020. On November 17, 2020, the Company consummated the Initial Public Offering of 11,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $110,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,800,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to BWA Holdings LLC (the “Sponsor”) and EarlyBirdCapital, Inc. (“EarlyBirdCapital”), generating gross proceeds of $4,800,000, which is described in Note 5.

Transaction costs amounted to $2,556,634 consisting of $2,200,000 of underwriting fees and $356,634 of other offering costs.

Following the closing of the Initial Public Offering on November 17, 2020, an amount of $111,100,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Warrants was placed in a trust account (the “Trust Account”) located in the United States and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account, as described below.

On November 17, 2020, the underwriters notified the Company of their intention to partially exercise their over-allotment option on November 19, 2020. As such, on November 19, 2020, the Company consummated the sale of an additional 1,618,600 Units, at $10.00 per Unit, generating gross proceeds of $16,186,000, and the sale of an additional 485,580 Private Warrants, at $1.00 per Private Warrant, generating gross proceeds of $485,580. A total of $16,347,860 of the net proceeds was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $127,462,689.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.10 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6), Representative Shares (as defined in Note 9) and any Public Shares purchased during or after the Initial Public Offering (a) in favor of approving a Business Combination and (b) not to redeem any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

The Sponsor has agreed (a) to waive its redemption rights with respect to the Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation that would affect a public stockholders’ ability to convert or sell their shares to the Company in connection with a Business Combination or affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until November 17, 2021 to complete a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination by November 17, 2021, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (up to May 17, 2022) to complete a Business Combination (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account $1,000,000, or $1,150,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per Public Share in either case), on or prior to the date of the applicable deadline, for each three month extension.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the amount of funds deposited into the Trust Account ($10.10).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.10 per Public Share, except as to any claims by a third party who executed a valid and enforceable agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Insiders will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Insiders will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — CORRECTION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Staff Statement”). In the Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet. The views expressed in the Staff Statement were not consistent with our historical interpretation of specific provisions within our warrant agreement, dated as of November 19, 2020 ("warrant agreement"), and our application of ASC 815-40 to the warrant agreement. Since issuance on November 19, 2020, the Company’s private placement warrants were accounted for as equity within the Company’s previously reported balance sheet, dated November 17, 2020 (the “Affected Period”). After discussion and evaluation, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Impact of the Correction

The impact of the correction on the balance sheet for the Affected Period is presented below. The correction had no impact on the Company’s prior statements of operations, the statements of cash flows, cash and trust assets or net cash flows from operating, investing or financing activities.

	As
	Previously		As
	Reported	Adjustments	Corrected
Balance sheet as of November 17, 2020 (audited)
Total Liabilities	$725	$2,484,223	$2,484,948
Common Stock Subject to Possible Redemption	107,270,302	(2,484,223)	104,786,079
Common Stock	387	25	412
Additional Paid-in Capital	5,000,343	11,539	5,011,882
Accumulated Deficit	(725)	(11,564)	(12,289)
Number of common stock subject to redemption	10,620,822	(245,963)	10,374,859

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after November 17, 2021.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Cash Held in Trust Account

At December 31, 2020, $1,214 of the assets held in the Trust Account were held in cash.

Marketable Securities Held in Trust Account

At December 31, 2020, $127,461,475 of the assets held in the Trust Account were held in money market funds which invest in U.S. Treasury securities.

Warrant Liability

The Company accounts for the Private Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants for periods where no observable traded price was available are valued using a binomial lattice simulation model.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

On March 27, 2020, the CARES Act was enacted in response to COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “IRC”) for 2019 and 2020 to permit additional expensing of interest (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhancing the recoverability of alternative minimum tax credits. Given the Company’s full valuation allowance position and capitalization of all costs, the CARES Act did not have an impact on the financial statements.

Net Income (Loss) Per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the private placement to purchase an aggregate of 17,904,180 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted average number of shares of common stock subject to possible redemption outstanding since original issuance.

Net (loss per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

For the Period from August 5, 2020 (Inception) Through December 31,
2020

Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$11,521
Unrealized gain (loss) on marketable securities held in Trust Account	3,308
Less: interest available to be withdrawn for payment of taxes	(14,829)
Net income	$—
Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	11,919,886
Basic and diluted net income per share	$(0.00)

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(4,187,718)
Net income allocable to Common stock subject to possible redemption	—
Non-Redeemable Net Loss	$(4,187,718)
Denominator: Weighted Average Non-Redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	3,383,106
Basic and diluted net loss per share, Non-redeemable common stock	$(1.24)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation maximum coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4 — PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 11,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one redeemable warrant (“Public Warrant”). In connection with the underwriters’ partial exercise of the over-allotment option on November 19, 2020, the Company sold an additional 1,618,600 Units, at a purchase price of $10.00 per Unit. Each Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share (see Note 9).

NOTE 5 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and EarlyBirdCapital purchased an aggregate of 4,800,000 Private Warrants at a price of $1.00 per Private Warrant for an aggregate purchase price of $4,800,000. The Sponsor purchased 3,975,000 Private Warrants and EarlyBirdCapital purchased 825,000 Private Warrants. In connection with the underwriters’ partial exercise of the over-allotment option on November 19, 2020, the Sponsor and EarlyBirdCapital purchased an additional 485,580 Private Warrants, at a purchase price of $1.00 per Private Warrant, for an aggregate purchase price of $485,580. Each Private Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per full share, subject to adjustment (see Note 9). The proceeds from the Private Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

NOTE 6 — RELATED PARTY TRANSACTIONS

Founder Shares

On August 5, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 3,593,750 shares of common stock (the “Founder Shares”). On November 9, 2020, the Sponsor returned to the Company for cancellation, at no cost, an aggregate of 718,750 Founder Shares, resulting in an aggregate of 2,875,000 Founder Shares outstanding and held by the Sponsor. On November 12, 2020, the Company effected a stock dividend of 0.1 shares for each share of common stock outstanding, resulting in an aggregate of 3,162,500 Founder Shares outstanding and held by the Sponsor. The Founder Shares included, after giving retroactive effect to the share surrender and stock dividend, an aggregate of up to 412,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option, 7,850 Founder Shares were forfeited and 404,650 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 3,154,650 Founder Shares outstanding at December 31, 2020.

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until (1) with respect to 50% of the Founder Shares, the earlier of one year after the completion of a Business Combination and the date on which the closing price of the common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing after a Business Combination and (2) with respect to the remaining 50% of the Founder Shares, one year after the completion of a Business Combination, or earlier, in either case, if, subsequent to a Business Combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Due from Sponsor

At the closing of the Initial Public Offering on November 17, 2020, an aggregate amount of $25,038 was due to the Company. Such amount remains outstanding as of December 31, 2020 and is recorded in prepaid expenses and other current assets in the accompanying balance sheet.

Promissory Note — Related Party

On August 5, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) March 31, 2021, (ii) the consummation of the Initial Public Offering or (iii) the date on which the Company determined not to proceed with the Initial Public Offering. The outstanding balance under the Promissory Note was repaid subsequent to the Initial Public Offering. As of December 31, 2020, no balance is outstanding under the Promissory Note.

Administrative Support Agreement

The Company has agreed, commencing on November 12, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Company’s management a total of $10,000 per month for office space, utilities and secretarial support. For the period from August 5, 2020 (inception) through December 31, 2020, the Company incurred $20,000 in fees for these services. At December 31, 2020, fees of $20,000 are included in accrued expenses in the accompany balance sheet.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Each loan would be evidenced by promissory note. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (up to May 17, 2022 to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $1,000,000, or $1,150,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per Public Share in either case), on or prior to the date of the applicable deadline, for each three month extension. Any such payments would be made in the form of a non-interest bearing, unsecured promissory note. Such notes would either be paid upon consummation of a Business Combination, or, at the relevant insider’s discretion, converted upon consummation of a Business Combination into additional Private Warrants at a price of $1.00 per Private Warrant. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination.

NOTE 7 — COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on November 12, 2020, the holders of the Founder Shares and Representative Shares (as defined in Note 9), as well as the holders of the Private Warrants (and underlying securities) and any warrants issued in payment of Working Capital Loans made to Company (and underlying securities) will be entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Representative Shares, Private Warrants and warrants issued in payment of working capital loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. Notwithstanding anything to the contrary, EarlyBirdCapital may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement of which this prospectus forms a part. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of a Business Combination; provided, however, that EarlyBirdCapital may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement of which this prospectus forms a part. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 1,650,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On November 19, 2020, the underwriters partially exercised their over-allotment option to purchase an additional 1,618,600 Units at $10.00 per Unit and forfeited the remaining over-allotment option.

Business Combination Marketing Agreement

The Company has engaged EarlyBirdCapital as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay EarlyBirdCapital a cash fee for such services upon the consummation of a Business Combination in an amount equal to 3.5% of the gross proceeds of the Initial Public Offering, or $4,416,510, (exclusive of any applicable finders’ fees which might become payable); provided that up to 30% of the fee may be allocated at the Company’s sole discretion to other FINRA members that assist the Company in identifying and consummating a Business Combination.

Additionally, the Company will pay EarlyBirdCapital a cash fee equal to 1.0% of the total consideration payable in a Business Combination if EarlyBirdCapital introduces the Company to the target business with which the Company completes a Business Combination.

NOTE 8 — STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2020, there were 4,525,620 shares of common stock issued and outstanding, excluding 11,580,050 shares of common stock subject to possible redemption, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (assuming Sponsor did not purchase any Public Shares in the Initial Public Offering).

NOTE 9 — WARRANTS

Warrants — The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock. Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company may redeem the Public Warrants (excluding the Private Warrants and any warrants underlying units issued upon conversion of the Working Capital Loans):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last reported sale price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (x) the Company issues additional common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of its common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) Market Value or (ii) the price at which the Company issue the additional shares of common stock or equity-linked securities.

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or saleable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Representative Shares

On August 5, 2020, the Company issued to EarlyBirdCapital 377,750 shares of common stock (the “Representative Shares”). On November 9, 2020, EarlyBirdCapital returned to the Company for cancellation, at no cost, an aggregate of 75,550 Representative Shares, resulting in an aggregate of 302,200 Representative Shares outstanding and held by EarlyBirdCapital. On November 12, 2020, the Company effected a stock dividend of 0.1 shares for each share of common stock outstanding, resulting in EarlyBirdCapital holding an aggregate of 332,420 Representative Shares. The Company accounted for the Representative Shares as an offering cost of the Initial Public Offering, with a corresponding credit to stockholders’ equity. The Company estimated the fair value of Representative Shares to be $2,666 based upon the price of the Founder Shares issued to the Sponsor. The holders of the Representative Shares have agreed not to transfer, assign or sell any such shares until the completion of a Business Combination. In addition, the holders have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of a Business Combination and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete a Business Combination within the Combination Period.

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the effective date of the registration statement related to the Initial Public Offering pursuant to Rule 5110(g)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(g)(1), these securities will not be sold during the Initial Public Offering, or sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the Initial Public Offering, except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners, provided that all securities so transferred remain subject to the lockup restriction above for the remainder of the time period.

NOTE 10 — INCOME TAX

The Company’s net deferred tax asset (liability) at December 31, 2020 is as follows:

December 31,
2020
Deferred tax asset (liability)
Net operating loss carryforward	$25,402
Unrealized gain on marketable securities	(3,088)
Total deferred tax asset	22,314
Valuation Allowance	(22,314)
Deferred tax asset – net	$—

The income tax provision for the period from August 5, 2020 (inception) through December 31, 2020 consists of the following:

December 31,
2020
Federal
Current	$—
Deferred	(22,314)

State and Local
Current	—
Deferred	—

Change in valuation allowance	22,314

Income tax provision	$—

As of December 31, 2020, the Company had a U.S. federal net operating loss carryover of approximately $121,000 available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from August 5, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $22,314.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

December 31, 2020

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Offering costs associated with initial public offering	(0.1)%
Change in fair value of warrant liability	(20.4)%
Change in Valuation allowance	-0.5%
Income tax provision	—%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 11 — FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$127,461,475
Liabilities:
Warrant liability – Private Warrants	3	$6,554,119

The Private Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

Initial Measurement

The Company established the initial fair value for the Warrants on November 17, 2020, the date of the Company’s Initial Public Offering, using a binomial lattice model for the Private Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of common stock and one Public Warrant) and (ii) the sale of Private Warrants, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to common stock subject to possible redemption. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the binomial lattice simulation model for the Private Warrants were as follows at initial measurement on November 17, 2020 and as of December 31, 2020:

Input	November 17, 2020 (Initial Measurement)	December 31, 2020
Risk-free interest rate	0.43%	0.40%
Trading days per year	252	252
Expected volatility	11.7%	17.9%
Exercise price	$11.50	$11.50
Stock Price	$9.54	$10.15

On November 17, 2020 and December 31, 2020, the Private Warrants were determined to be $0.47 per warrant and $1.24 per warrant, respectively, for an aggregate value of $2.48 million and $6.55 million, respectively.

The following table presents the changes in the fair value of the warrant liabilities:

Private Placement
Fair value as of August 5, 2020	$—
Initial measurement on November 17, 2020 (IPO)	2,484,223
Change in valuation inputs or other assumptions	4,069,896
Fair value as of December 31, 2020	$6,554,119

Level 3 financial liabilities consist of the Private Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

NOTE 12 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 12, 2020, by and between the Company and EBC, as representative of the several underwriters. (1)
1.2	Business Combination Marketing Agreement, dated November 12, 2020, by and between the Company and EBC. (1)
3.1	Amended and Restated Certificate of Incorporation. (1)
3.2	Bylaws. (2)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Common Stock Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Warrant Agreement, dated November 12, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.5	Description of Registered Securities*
10.1	Letter Agreement, dated November 12, 2020, by and among the Company, its officers, its directors and the Sponsor. (1)
10.2	Investment Management Trust Agreement, dated November 12, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.3	Registration Rights Agreement, dated November 12, 2020, by and among the Company, the Sponsor and EBC. (1)
10.4	Administrative Services Agreement, dated November 12, 2020, by and between the Company and NGEN MGT II, LLC. (1)
10.5	Private Placement Warrant Purchase Agreement, dated November 12, 2020, by and between the Company and the Sponsor. (1)
10.6	Private Placement Warrant Purchase Agreement, dated November 12, 2020, by and between the Company and EBC. (1)
10.7	Stock Escrow Agreement, dated November 12, 2020, by and between the Company and CST. (1)
10.8	Form of Indemnification Agreement (2)
14.1	Code of Ethics (2)
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1**	Certification of the Principal Executive Officer required by 18 U.S.C. 1350*
32.2**	Certification of the Principal Financial Officer required by 18 U.S.C. 1350*
99.1	Audit Committee Charter.(2)
99.2	Compensation Committee Charter.(2)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith.

**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 18, 2020.

(2)	Incorporated by reference to the Company’s Form S-1, filed on October 7, 2020, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 11, 2021	Better World Acquisition Corp.

	By:	/s/ Rosemary L. Ripley
	Name:	Rosemary L. Ripley
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Rosemary L. Ripley	Chief Executive Officer, Chairman of the Board and President	June 11, 2021
Rosemary L. Ripley	(Principal Executive Officer)

/s/ Peter S.H. Grubstein	Chief Financial Officer and Director	June 11, 2021
Peter S.H. Grubstein	(Principal Financial and Accounting Officer)

/s/ Brad Oberwager	Director	June 11, 2021
Brad Oberwager

/s/ Kristopher Wood	Director	June 11, 2021
Kristopher Wood

/s/ Jennifer Prosek	Director	June 11, 2021
Jennifer Prosek