Form 10-Q
period 2021-03-31
Better World Acquisition Corp.
filed 2021-06-24
CIK 1821146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-39698

BETTER WORLD ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-2448447
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

733 Third Avenue

New York, New York 10017

(Address of principal executive offices)

(212) 450-9700

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Shares of Common Stock, par value $0.0001 per share	BWAC	The Nasdaq Stock Market LLC

Redeemable Warrants, each whole warrant exercisable for one share of Common Stock for $11.50 per share	BWACW	The Nasdaq Stock Market LLC

Units, each consisting of one share of Common Stock and one Redeemable Warrant	BWACU	The Nasdaq Stock Market LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 22, 2021, 16,105,670 shares of common stock, par value $0.0001 per share, were issued and outstanding.

BETTER WORLD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BETTER WORLD ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$893,992	$1,023,178
Prepaid expenses and other current asset	144,704	125,435
Total Current Assets	1,038,696	1,148,613

Cash and marketable securities held in Trust Account	127,499,879	127,462,689
TOTAL ASSETS	$128,538,575	$128,611,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities - Accounts payable and accrued expenses	$144,699	$98,668
Warrant Liability	5,602,715	6,554,119
Total Liabilities	5,747,414	6,652,787

Commitments

Common stock subject to possible redemption 11,662,491 and 11,580,050 shares at $10.10 per share redemption value as of March 31, 2021 and December 31, 2020, respectively	117,791,159	116,958,505

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 4,443,179 and 4,525,620 shares issued and outstanding (excluding 11,662,491 and 11,580,050 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively (1)	444	453
Additional paid-in capital	8,354,630	9,187,275
Accumulated deficit	(3,355,072)	(4,187,718)
Total Stockholders’ Equity	5,000,002	5,000,010
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$128,538,575	$128,611,302

 The accompanying notes are an integral part of the unaudited condensed financial statements.

BETTER WORLD ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Operating and formation costs	$155, 948
Loss from operations	(155,948)

Other income:
Change in fair value of warrants	951,404
Interest earned on marketable securities held in Trust Account	24,443
Unrealized gain on marketable securities held in Trust Account	12,747
Other income	988,594

Income before income taxes	832,646
Benefit for income taxes	—
Net income	$832,646

Basic and diluted weighted average shares outstanding, Common stock subject to redemption	11,710,163

Basic and diluted net income per share, Common stock subject to redemption	$—

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	4,525,620

Basic and diluted net loss per share, Non-redeemable common stock	$0.18

The accompanying notes are an integral part of the unaudited condensed financial statements.

BETTER WORLD ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance – January 1, 2021	4,525,620	$453	$9,187,275	$(4,187,718)	$5,000,010

Change in value of common stock subject to possible redemption	(82,441)	(9)	(832,645)	—	(832,654)

Net income	—	—	—	832,646	832,646

Balance – March 31, 2021	4,443,179	444	8,354,630	(3,355,072)	5,000,0002

The accompanying notes are an integral part of the unaudited condensed financial statements.

BETTER WORLD ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$832,646
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(951,404)
Interest expense on marketable securities held in Trust Account	(24,443)
Unrealized loss on marketable securities held in Trust Account	(12,747)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(19,269)
Accounts payable and accrued expenses	46,031
Net cash used in operating activities	(129,186)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	107,639
Repayment of promissory note – related party	(107,639)
Net cash used in financing activities	—

Net Change in Cash	(129,186)
Cash – Beginning of period	1,023,178
Cash – End of period	$893,992

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$832,654

The accompanying notes are an integral part of the unaudited condensed financial statements.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from August 5, 2020 (inception) through March 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on November 12, 2020. On November 17, 2020, the Company consummated the Initial Public Offering of 11,000,000 units (the “Units” and, with respect to the shares of common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $110,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,800,000 warrants (the “Private Warrants”) at a price of $1.00 per Private Warrant in a private placement to BWA Holdings LLC (the “Sponsor”) and EarlyBirdCapital, Inc. (“EarlyBirdCapital”), generating gross proceeds of $4,800,000, which is described in Note 4.

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

On November 17, 2020, the underwriters notified the Company of their intention to partially exercise their over-allotment option on November 19, 2020. As such, on November 19, 2020, the Company consummated the sale of an additional 1,618,600 Units, at $10.00 per Unit, generating gross proceeds of $16,186,000, and the sale of an additional 485,580 Private Warrants, at $1.00 per Private Warrant, generating gross proceeds of $485,580. A total of $16,347,860 of the net proceeds was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $127,447,860.

Transaction costs amounted to $2,880,354 consisting of $2,523,720 of underwriting fees and $356,634 of other offering costs.

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

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), Representative Shares (as defined in Note 8) and any Public Shares purchased during or after the Initial Public Offering (a) in favor of approving a Business Combination and (b) not to redeem any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2020, as filed with the SEC on June 11, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2021, due to the valuation allowance recorded on the Company’s net operating losses and the permanent difference arising from the income recorded due to the change in fair value of the Company’s warrant liability.

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

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

Three Months Ended March 31, 2021
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$37,190
Less: interest available to be withdrawn for payment of taxes	(37,190)
Net income attributable	$—
Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	11,710,163
Basic and diluted net income per share, Common stock subject to possible redemption	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net income	$832,646
Net income allocable to Common stock subject to possible redemption	—
Non-Redeemable Net Loss	$832,646
Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	4,525,620
Basic and diluted net loss per share, Non-redeemable common stock	$0.18

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation maximum coverage of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 11,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of common stock and one redeemable warrant (“Public Warrant”). In connection with the underwriters’ partial exercise of the over-allotment option on November 19, 2020, the Company sold an additional 1,618,600 Units, at a purchase price of $10.00 per Unit. Each Public Warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share (see Note 8).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and EarlyBirdCapital purchased an aggregate of 4,800,000 Private Warrants at a price of $1.00 per Private Warrant for an aggregate purchase price of $4,800,000. The Sponsor purchased 3,975,000 Private Warrants and EarlyBirdCapital purchased 825,000 Private Warrants. In connection with the underwriters’ partial exercise of the over-allotment option on November 19, 2020, the Sponsor and EarlyBirdCapital purchased an additional 485,580 Private Warrants, at a purchase price of $1.00 per Private Warrant, for an aggregate purchase price of $485,580. Each Private Warrant entitles the holder to purchase one share of common stock at a price of $11.50 per full share, subject to adjustment (see Note 8). The proceeds from the Private Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On August 5, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 3,593,750 shares of common stock (the “Founder Shares”). On November 9, 2020, the Sponsor returned to the Company for cancellation, at no cost, an aggregate of 718,750 Founder Shares, resulting in an aggregate of 2,875,000 Founder Shares outstanding and held by the Sponsor. On November 12, 2020, the Company effected a stock dividend of 0.1 shares for each share of common stock outstanding, resulting in an aggregate of 3,162,500 Founder Shares outstanding and held by the Sponsor. The Founder Shares included, after giving retroactive effect to the share surrender and stock dividend, an aggregate of up to 412,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option, 7,850 Founder Shares were forfeited and 404,650 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 3,154,650 Founder Shares outstanding at March 31, 2021.

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

Due from Sponsor

At the closing of the Initial Public Offering on November 17, 2020, an aggregate amount of $25,038 was due to the Company. Such amount remains outstanding as of March 31, 2021 and is recorded in prepaid expenses and other current assets in the accompanying balance sheet.

Administrative Support Agreement

The Company has agreed, commencing on November 12, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Company’s management a total of $10,000 per month for office space, utilities and secretarial support. For the three months ended March 31, 2021, the Company incurred and paid $30,000 in fees for these services, respectively, of which $10,000 is included in accounts payable and accrued expenses in the accompanying balance sheets.

Promissory Note — Related Party

On August 5, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) March 31, 2021, (ii) the consummation of the Initial Public Offering or (iii) the date on which the Company determined not to proceed with the Initial Public Offering. The outstanding balance under the Promissory Note was repaid subsequent to the Initial Public Offering. As of March 31, 2021 and December 31, 2020, no balance is outstanding under the Promissory Note.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

NOTE 6. COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on November 12, 2020, the holders of the Founder Shares and Representative Shares (as defined in Notes 5 and 8, respectively), as well as the holders of the Private Warrants (and underlying securities) and any warrants issued in payment of Working Capital Loans made to Company (and underlying securities) will be entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Representative Shares, Private Warrants and warrants issued in payment of working capital loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. Notwithstanding anything to the contrary, EarlyBirdCapital may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement of which this prospectus forms a part. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of a Business Combination; provided, however, that EarlyBirdCapital may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement of which this prospectus forms a part. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At March 31, 2021 and December 31, 2020, there were 4,443,179 and 4,525,620 shares of common stock issued and outstanding, excluding 11,662,491 and 11,580,050 shares of common stock subject to possible redemption, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (assuming Sponsor did not purchase any Public Shares in the Initial Public Offering).

NOTE 8. WARRANTS

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

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

NOTE 9. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$127,499,879	$127,461,475

Liabilities:
Warrant liability – Private Warrants	3	5,602,715	6,554,119

The Private Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Input	December 31, 2020 (Initial Measurement)	March 31, 2021
Risk-free interest rate	0.40	0.40%
Trading days per year	252	252
Expected volatility	19.9%	19.9%
Exercise price	$11.50	$11.50
Stock Price	$10.15	$10.15

On December 31, 2020 and March 31, 2021, the Private Warrants were determined to be $1.24 per warrant and $1.06 per warrant, respectively, for an aggregate value of $6.55 million and $5.60 million, respectively.

The following table presents the changes in the fair value of the warrant liabilities:

Private Placement
Fair value as of December 31, 2020	$6,554,119
Change in valuation inputs or other assumptions	(951,404)
Fair value as of December 31, 2020	$5,602,175

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us,” “our” or the “Company” refer to Better World Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to BWA Holdings LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”).

Overview

We are a blank check company formed under the laws of the State of Delaware on August 5, 2020 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (an “initial business combination”). We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 5, 2020 (inception) through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had net income of $832,646, which consists of change in fair value of warrant liability of $951,404, interest income on marketable securities held in the trust account of $24,443 and an unrealized gain on marketable securities held in our trust account of $12,747, offset by operating costs of $155,948.

Liquidity and Capital Resources

On November 17, 2020, we consummated the Initial Public Offering of 11,000,000 units, at $10.00 per Unit, generating gross proceeds of $110,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 4,800,000 Private Warrants at a price of $1.00 per Private Warrant in a private placement to our Sponsor and EarlyBirdCapital, Inc. generating gross proceeds of $4,800,000.

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

Following the Initial Public Offering, the partial exercise of the over-allotment option, and the sale of the Private Warrants, a total of $127,447,860 was placed in the Trust Account. We incurred $2,880,354 in Initial Public Offering related costs, including $2,523,720 of underwriting fees and $356,634 of other costs.

For the three months ended March 31, 2021, cash used in operating activities was $129,186. Net income of $832,646 was affected by change in fair value of warrant liability of $951,404, interest expense on marketable securities held in the Trust Account of $24,443 and an unrealized loss on marketable securities held in our Trust Account of $12,747. Changes in operating assets and liabilities provided $26,762 of cash for operating activities.

As of March 31, 2021, in the U.S.-based trust account (the “trust account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee, we had cash held of $1,429 and marketable securities held in the trust account of $127,498,450 (including approximately $52,019 of interest income and unrealized gains, net of unrealized losses) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 180 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through March 31, 2021, we did not withdraw any interest earned on the trust account to pay our taxes.

We intend to use substantially all of the funds held in the trust account, to acquire a target business and to pay our expenses relating thereto upon consummation of our initial business combination for assisting us in connection with our initial business combination. To the extent that our capital stock is used in whole or in part as consideration to effect an initial business combination, the remaining funds held in the trust account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

As of March 31, 2021, we had cash of $893,992 held outside the trust account. We intend to use the funds held outside the trust account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial business combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

The Company has agreed, commencing on November 12, 2020 through the earlier of the Company’s consummation of an initial business combination and its liquidation, to pay an affiliate of the Company’s management a total of $10,000 per month for office space, utilities and secretarial support. For the period from January 1, 2021 through March 31, 2021, the Company incurred $30,000 in fees for these services. At March 31, 2021, fees of $10,000 is included in accrued expenses in the accompanying balance sheet.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liability

The Company accounts for the Private Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants for periods where no observable traded price was available are valued using a binomial lattice simulation model

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, solely due to the material weakness discussed in “Changes in Internal Control over Financial Reporting” below, our disclosure controls and procedures were not effective during the period covered by this Quarterly Report.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

Changes in the accounting of warrants have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Except for issues related to the accounting of warrants, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter of 2021 covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management has identified a material weakness in our internal control over financial reporting due to the incorrect accounting of warrants. We plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETTER WORLD ACQUISITION CORP.

Date: June 23, 2021	By:	/s/ Rosemary L. Ripley
	Name:	Rosemary L. Ripley
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: June 23, 2021	By:	/s/ Peter S.H. Grubstein
	Name:	Peter S.H. Grubstein
	Title:	Chief Financial Officer
(Principal Financial Officer)