Form 10-Q
period 2021-06-30
Better World Acquisition Corp.
filed 2021-08-16
CIK 1821146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 16, 2021, 16,105,670 shares of common stock, par value $0.0001 per share, were issued and outstanding.

BETTER WORLD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BETTER WORLD ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$703,124	$1,023,178
Prepaid expenses and other current asset	112,862	125,435
Total Current Assets	815,986	1,148,613

Cash and marketable securities held in Trust Account	127,497,352	127,462,689
TOTAL ASSETS	$128,313,338	$128,611,302

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities - Accounts payable and accrued expenses	$179,148	$98,668
Warrant Liability	5,444,147	6,554,119
Total Liabilities	5,623,295	6,652,787

Commitments

Common stock subject to possible redemption 11,652,479 and 11,580,050 shares at $10.10 per share redemption value as of June 30, 2021 and December 31, 2020, respectively	117,690,037	116,958,505

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 4,453,191 and 4,525,620 shares issued and outstanding (excluding 11,652,479 and 11,580,050 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	445	453
Additional paid-in capital	8,455,751	9,187,275
Accumulated deficit	(3,456,190)	(4,187,718)
Total Stockholders’ Equity	5,000,006	5,000,010
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$128,313,338	$128,611,302

The accompanying notes are an integral part of the unaudited condensed financial statements.

BETTER WORLD ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Operating and formation costs	$257,158	$413,106
Loss from operations	(257,158)	(413,106)

Other income:
Change in fair value of warrants	158,568	1,109,972
Interest earned on marketable securities held in Trust Account	11,395	35,838
Unrealized gain on marketable securities held in Trust Account	(13,922)	(1,175)
Other income, net	156,041	1,144,635

(Loss) income before income taxes	(101,117)	731,529
Benefit (provision) for income taxes	—	—
Net (loss) income	$(101,117)	$731,529

Basic and diluted weighted average shares outstanding, Common stock subject to redemption	11,662,491	11,686,062

Basic and diluted net income per share, Common stock subject to redemption	$0.00	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	4,443,179	4,484,172

Basic and diluted net loss per share, Non-redeemable common stock	$(0.02)	$0.16

The accompanying notes are an integral part of the unaudited condensed financial statements.

BETTER WORLD ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance – January 1, 2021	4,525,620	$453	$9,187,275	$(4,187,718)	$5,000,010

Change in value of common stock subject to possible redemption	(82,441)	(9)	(832,645)	—	(832,654)

Net income	—	—	—	832,646	832,646

Balance – March 31, 2021	4,443,179	444	8,354,630	(3,355,072)	5,000,0002

Change in value of common stock subject to possible redemption	10,012	1	101,121	—	101,122

Net loss	—	—	—	(101,117)	(101,117)

Balance – June 30, 2021	4,453,191	445	8,455,751	(3,456,189)	5,000,0007

The accompanying notes are an integral part of the unaudited condensed financial statements.

BETTER WORLD ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$731,529
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(1,109,972)
Interest expense on marketable securities held in Trust Account	(35,838)
Unrealized loss on marketable securities held in Trust Account	1,175
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	12,573
Accounts payable and accrued expenses	80,480
Net cash used in operating activities	(320,053)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	107,639
Repayment of promissory note – related party	(107,639)
Net cash used in financing activities	—

Net Change in Cash	(320,053)
Cash – Beginning of period	1,023,178
Cash – End of period	$703,124)

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$(101,122)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from August 5, 2020 (inception) through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2021

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

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2020, as filed with the SEC on June 11, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020, respectively.

Marketable Securities Held in Trust Account

At June 30, 2021 and December 31, 2020, respectively, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, respectively, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2021, respectively, due to the valuation allowance recorded on the Company’s net operating losses and the permanent difference arising from the income recorded due to the change in fair value of the Company’s warrant liability.

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

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$(2,527)	$34,663
Less: interest available to be withdrawn for payment of taxes	--	(34,663)
Net income attributable	$(2,527)	$--
Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	11,662,491	11,686,062
Basic and diluted net income per share, Common stock subject to possible redemption	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net (loss) income	$(101,117)	$731,529
Net income allocable to Common stock subject to possible redemption	--	--
Non-Redeemable Net (Loss) Income	$(101,117)	$731,529
Denominator: Weighted Average Non-redeemable Common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	4,443,179	4,484,172
Basic and diluted net loss per share, Non-redeemable common stock	$(0.02)	$0.16

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

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, with early adoption permitted.

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

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On August 5, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 3,593,750 shares of common stock (the “Founder Shares”). On November 9, 2020, the Sponsor returned to the Company for cancellation, at no cost, an aggregate of 718,750 Founder Shares, resulting in an aggregate of 2,875,000 Founder Shares outstanding and held by the Sponsor. On November 12, 2020, the Company effected a stock dividend of 0.1 shares for each share of common stock outstanding, resulting in an aggregate of 3,162,500 Founder Shares outstanding and held by the Sponsor. The Founder Shares included, after giving retroactive effect to the share surrender and stock dividend, an aggregate of up to 412,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option, 7,850 Founder Shares were forfeited and 404,650 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 3,154,650 Founder Shares outstanding at June 30, 2021.

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

Due from Sponsor

At the closing of the Initial Public Offering on November 17, 2020, an aggregate amount of $25,038 was due to the Company. Such amount remains outstanding as of June 30, 2021 and is recorded in prepaid expenses and other current assets in the accompanying balance sheets.

Administrative Support Agreement

The Company has agreed, commencing on November 12, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Company’s management a total of $10,000 per month for office space, utilities and secretarial support. For the three and six months ended June 30, 2021, respectively, the Company incurred $30,000 and $60,000 in fees for these services, respectively. At June 30, 2021 and December 31, 2020, fees of $20,000 are included in accounts payable and accrued expenses in the accompanying balance sheets, respectively.

Promissory Note — Related Party

On August 5, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) March 31, 2021, (ii) the consummation of the Initial Public Offering or (iii) the date on which the Company determined not to proceed with the Initial Public Offering. The outstanding balance under the Promissory Note was repaid subsequent to the Initial Public Offering. As of June 30, 2021 and December 31, 2020, respectively, no balance is outstanding under the Promissory Note.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 1,650,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On November 19, 2020, the underwriters partially exercised their over-allotment option to purchase an additional 1,618,600 Units at $10.00 per Unit and forfeited the remaining over-allotment option.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, respectively, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At June 30, 2021 and December 31, 2020, respectively, there were 4,453,191 and 4,525,620 shares of common stock issued and outstanding, excluding 11,652,479 and 11,580,050 shares of common stock subject to possible redemption, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (assuming Sponsor did not purchase any Public Shares in the Initial Public Offering).

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

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

JUNE 30, 2021

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, respectively, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$127,496,350	$127,461,475

Liabilities:
Warrant liability – Private Warrants	3	5,444,147	6,554,119

The Private Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

The following are the inputs used by the Company in establishing the fair value of its Private Warrants at June 30, 2021 and December 31, 2020.

Input	December 31, 2020	June 30, 2021
Risk-free interest rate	0.40	0.84%
Trading days per year	252	252
Expected volatility	19.9%	16.5%
Exercise price	$11.50	$11.50
Stock Price	$10.15	$9.98

On December 31, 2020 and June 30, 2021, the Private Warrants were determined to be $1.24 per warrant and $1.03 per warrant, respectively, for an aggregate value of $6.55 million and $5.44 million, respectively.

The following table presents the changes in the fair value of the warrant liabilities:

Private Placement
Fair value as of December 31, 2020	$6,554,119
Change in valuation inputs or other assumptions	(1,109,972)
Fair value as of June 31, 2021	$5,444,147

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 5, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had net loss of $101,117, which consists of operating costs of $257,158 and an unrealized loss on marketable securities held in our trust account of $13,922, offset by change in fair value of warrant liability of $158,568 and interest income on marketable securities held in the trust account of $11,395.

For the six months ended June 30, 2021, we had net income of $731,529, which consists of change in fair value of warrant liability of $1,109,972, interest income on marketable securities held in the trust account of $35,838, offset by an operating cost of $413,106 and unrealized loss on marketable securities held in our trust account of $1,175.

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

For the six months ended June 30, 2021, cash used in operating activities was $320,053. Net income of $731,529 was affected by change in fair value of warrant liability of $1,109,972, interest income on marketable securities held in the Trust Account of $35,838 and an unrealized loss on marketable securities held in our Trust Account of $1,175. Changes in operating assets and liabilities provided $93,053 of cash for operating activities.

As of June 30, 2021, in the U.S.-based trust account (the “trust account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee, we had cash held of $1,002 and marketable securities held in the trust account of $127,496,350 (including approximately $49,492 of interest income and unrealized gains, net of unrealized losses) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 180 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through June 30, 2021, we did not withdraw any interest earned on the trust account to pay our taxes.

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

As of June 30, 2021, we had cash of $703,124 held outside the trust account. We intend to use the funds held outside the trust account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial business combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

The Company has agreed, commencing on November 12, 2020 through the earlier of the Company’s consummation of an initial business combination and its liquidation, to pay an affiliate of the Company’s management a total of $10,000 per month for office space, utilities and secretarial support. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000 in fees for these services, respectively. At June 30, 2021 and December 31, 2020, fees of $20,000 are included in accrued expenses in the accompanying balance sheets, respectively.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, with early adoption permitted.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the fiscal quarter ended June 30, 2021. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, solely due to the material weakness discussed in “Changes in Internal Control over Financial Reporting” below, our disclosure controls and procedures were not effective during the period covered by this Quarterly Report. As discussed below we have implemented a remediation plan to improve our disclosure controls and procedures.

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

Management previously identified a material weakness in our internal control over financial reporting due to the incorrect accounting of warrants. As a result we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our processes now include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time. We offer no assurance that these initiatives will ultimately have the intended effects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETTER WORLD ACQUISITION CORP.

Date: August 16, 2021	By:	/s/ Rosemary L. Ripley
	Name:	Rosemary L. Ripley
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Peter S.H. Grubstein
	Name:	Peter S.H. Grubstein
	Title:	Chief Financial Officer
(Principal Financial Officer)