Form 10-Q
period 2021-09-30
Better World Acquisition Corp.
filed 2021-11-22
CIK 1821146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-39698

BETTER WORLD ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-2448447
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

775 Park Avenue

New York, New York 10021

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large, accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 22, 2021, 16,105,670 shares of common stock, par value $0.0001 per share, were issued and outstanding.

BETTER WORLD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	1
Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2021 and for the period from August 5, 2020 (inception) through September 30, 2020	2
Unaudited Condensed Statements of Changes in Stockholders’ (Deficit) for the three and nine months ended September 30, 2021 and for the period from August 5, 2020 (inception) through September 30, 2020	3
Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2021 and for the period from August 5, 2020 (inception) through September 30, 2020	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	23
Item 4. Controls and Procedures	24

Part II. Other Information
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	25

Part III. Signatures	26

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BETTER WORLD ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	Restated
ASSETS
Current assets
Cash	$494,905	$1,023,178
Due from Sponsor	25,038	25,038
Prepaid expenses and other current assets	54,507	100,397
Total Current Assets	574,450	1,148,613

Cash and marketable securities held in Trust Account	127,515,836	127,462,689
TOTAL ASSETS	$128,090,286	$128,611,302

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities - Accounts payable and accrued expenses	$673,307	$98,668
Warrant Liabilities	3,251,206	6,554,119
Total Liabilities	3,924,513	6,652,787

Commitments

Common stock subject to possible redemption 12,618,600 shares at $10.10 per share redemption value as of September 30, 2021 and December 31, 2020	127,447,860	127,447,860

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,487,070 shares issued and outstanding (excluding 12,618,600 shares subject to possible redemption) at September 30, 2021 and December 31, 2020	348	349
Accumulated deficit	(3,282,435)	(5,489,694)
Total Stockholders’ Deficit	(3,282,087)	(5,489,345)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$128,090,286	$128,611,302

The accompanying notes are an integral part of the unaudited condensed financial statements.

BETTER WORLD ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	For the Period from August 5, 2020 (Inception) Through September 30, 2020
Formation and operational costs	$735,695	$1,148,802	$725
Loss from operations	(735,695)	(1,148,802)	(725)

Other income (expenses):
Interest earned on marketable securities held in Trust Account	23,138	58,976	—
Unrealized loss on marketable securities held in Trust Account	(4,654)	(5,829)	—
Change in fair value of private warrants liabilities	2,192,941	3,302,913	—
Total other income, net	$2,211,425	$3,356,060	$—

Net income (loss)	$1,475,730	$2,207,258	$(725)
Basic and diluted weighted average shares outstanding, redeemable common stock	12,618,600	12,618,600	—

Basic and diluted net income (loss) per share, redeemable common stock	$0.09	$0.14	$—
Basic and diluted weighted average shares outstanding, non-redeemable common stock	3,487,070	3,487,070	3,082,420

Basic and diluted net income (loss) per share, non-redeemable common stock	$0.09	0.14	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BETTER WORLD ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

RESTATED

	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balance – January 1, 2021	3,487,070	$348	$—	$(5,489,693)	$(5,489,345)

Net income	—	—	—	832,646	832,646

Balance – March 31, 2021 (unaudited)	3,487,070	348	—	(4,657,047)	(4,656,699)

Net loss	—	—	—	(101,118)	(101,118)

Balance – June 30, 2021 (unaudited)	3,487,070	348	—	(4,758,165)	(4,757,817)

Net income	—	—	—	1,475,730	1,475,730

Balance – September 30, 2021 (unaudited)	3,487,070	$348	$—	$(3,282,435)	$(3,282,087)

FOR THE PERIOD FROM AUGUST 5, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Equity
Balance – August 5, 2020 (inception)	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	3,117,170	316	24,684	—	25,000

Issuance of Representative Shares	377,750	33	2,633	—	2,666

Net loss	—	—	—	(725)	(725)

Balance – September 30, 2020 (unaudited)	3,494,920	$349	$27,317	$(725)	$26,941

The accompanying notes are an integral part of the unaudited condensed financial statements.

BETTER WORLD ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months Ended September 30,	For the Period from August 5, 2020 (inception) through September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$2,207,258	$(725)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(58,976)	—
Unrealized loss on marketable securities held in Trust Account	5,829
Change in fair value of private warrants liability	(3,302,913)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	45,890	—
Accounts payable and accrued expenses	574,639	725
Net cash used in operating activities	(528,273)	—

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	107,639	53,417
Repayment of promissory note – related party	(107,639)	—
Payment of offering costs	—	(52,417)
Net cash provided by financing activities	—	1,000

Net Change in Cash	(528,273)	1,000
Cash – Beginning of period	1,023,178	—
Cash – End of period	$494,905	$1,000

Non-Cash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$25,000
Issuance of Representative Shares	$—	$2,666

The accompanying notes are an integral part of the unaudited condensed financial statements.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS, LIQUIDITY AND GOING CONCERN

Better World Acquisition Corp. (the “Company”) was incorporated in Delaware on August 5, 2020. The Company is a blank check company formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (the “Business Combination”).

Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company is focused on target businesses in the healthy living industries that benefit from strong Environmental, Social and Governance (“ESG”) profiles. The Company is an early stage and emerging growth company and, as such, the Company is subject to all the risks associated with early stage and emerging growth companies.

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from August 5, 2020 (inception) through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the agreement to enter into an initial Business Combination. The Company will only complete a Business Combination if the post Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.

The Company will provide its holders of the outstanding Public Shares (“the public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.10 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6), Representative Shares (as defined in Note 9) and any Public Shares purchased during or after the Initial Public Offering (a) in favor of approving a Business Combination and (b) not to redeem any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares, irrespective of whether they vote for or against the proposed Business Combination.

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

On November 9, 2021, the Company’s board of directors approved the extension of the date by which the Company has to consummate a Business Combination from November 17, 2021 to February 17, 2022. In connection with the extension, the Sponsor deposited into the Trust Account $0.10 for each of the 12,618,600 shares issued in the Initial Public Offering, for a total of $1,261,860. The Company issued the Sponsor a non-interest bearing unsecured promissory note in the principal amount of $1,261,860 which is payable by the Company upon the earlier of the consummation of the Business Combination or the liquidation of the Company on or before February 17, 2022 (unless such date is extended by the Company’s board of directors to May 17, 2022). The Note may be repaid in cash or convertible into Private Warrants at a price of $1.00 per Private Warrant. If the Company anticipates that it may not be able to consummate a Business Combination by February 17, 2022, the Company may extend the period of time to consummate a Business Combination by an additional three months (up to May 17, 2022) to complete a Business Combination (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account an additional $1,261,860 ($0.10 per Public Share ) on or prior to the date of the applicable deadline, for the three month extension.

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

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

Liquidity and Going Concern

As of September 30, 2021, the Company had $494,905 in its operating bank accounts, $127,515,836 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith. As of September 30, 2021, approximately $67,976 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company expects it will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 17, 2022.

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements. The Company determined that at the closing of the Initial Public Offering, it improperly valued its common stock subject to possible redemption. The Company previously determined the common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares underlying the Units issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of common stock subject to possible redemption, resulting in the common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock.

In connection with the change in presentation for the common stock subject to redemption, the Company also revised its income (loss) per common share calculation to allocate net income (loss) evenly to all common shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, all common shares share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statements is reflected in the following table.

Balance Sheet as of November 17, 2020	As Previously Reported	Adjustment	As Restated
Common stock subject to possible redemption	$104,786,079	$6,313,921	$111,100,000
Common stock	$412	$(63)	$349
Additional paid-in capital	$5,011,882	$(5,011,882)	$—
Accumulated deficit	$(12,289)	$(1,301,976)	$(1,314,265)
Total Stockholders’ Equity (Deficit)	$5,000,005	$(6,313,921)	$(1,313,916)

Balance Sheet as of December 31, 2020
Common stock subject to possible redemption	$116,958,505	$10,489,355	$127,447,860
Common stock	$453	$(104)	$349
Additional paid-in capital	$9,187,275	$(9,187,275)	$—
Accumulated deficit	$(4,187,718)	$(1,301,976)	$(5,489,694)
Total Stockholders’ Equity (Deficit)	$5,000,010	$(10,489,355)	$(5,489,345)

Balance Sheet as of March 31, 2021
Common stock subject to possible redemption	$117,791,159	$9,656,701	$127,447,860
Common stock	$444	$(95)	$349
Additional paid-in capital	$8,354,630	$(8,354,630)	$—
Accumulated deficit	$(3,355,072)	$(1,301,976)	$(4,657,048)
Total Stockholders’ Equity (Deficit)	$5,000,002	$(9,656,701)	$(4,656,699)

Balance Sheet as of June 30, 2021
Common stock subject to possible redemption	$117,690,037	$9,757,823	$127,447,860
Common stock	$445	$(96)	$349
Additional paid-in capital	$8,455,751	$(8,455,751)	$—
Accumulated deficit	$(3,456,190)	$(1,301,976)	$(4,758,166)
Total Stockholders’ Equity (Deficit)	$5,000,006	$(9,757,823)	$(4,757,817)

Statement of Operations for the Period Ended December 31, 2020
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	11,919,886	(8,190,283)	3,729,603
Basic and diluted net loss per share, Common stock subject to possible redemption	$0.00	(0.60)	$(0.60)
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	3,383,106	(185,853)	3,197,253
Basic and diluted net loss per share, Non-redeemable common stock	$(1.24)	$0.64	$(0.60)

Statement of Operations for the Three Months Ended March 31, 2021
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	11,710,163	908,437	12,618,600
Basic and diluted net income per share, Common stock subject to possible redemption	$0.00	0.05	$0.05
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	4,525,620	(1,038,550)	3,487,070
Basic and diluted net income per share, Non-redeemable common stock	$0.18	$(0.13)	$0.05

Statement of Operations for the Three Months Ended June 30, 2021
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	11,662,491	956,109	12,618,600
Basic and diluted net loss per share, Common stock subject to possible redemption	$0.00	$(0.01)	$(0.01)
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	4,443,179	(956,109)	3,484,070
Basic and diluted net loss per share, Non-redeemable common stock	$(0.02)	$0.01	$(0.01)

Statement of Operations for the Six Months Ended June 30, 2021
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	11,686,062	932,538	12,618,000
Basic and diluted net income per share, Common stock subject to possible redemption	$0.00	$0.05	$0.05
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	4,484,172	(997,102)	3,484,070
Basic and diluted net income per share, Non-redeemable common stock	$0.16	$(0.11)	$0.05

Statement of Cash Flows for the Period Ended December 31, 2020
Initial classification of common stock subject to possible redemption	$121,133,939	$6,313,921	$127,447,860
Change in value of common stock subject to possible redemption	$(4,175,434)	$4,175,434	$—

Statement of Cash Flows for the Three Months Ended March 31, 2021
Change in value of common stock subject to possible redemption	$832,654	$(832,654)	$—

Statement of Cash Flows for the Six Months Ended June 30, 2021
Change in value of common stock subject to possible redemption	$(101,122)	$101,122	$—

Statement of Changes in Stockholders’ (Deficit) Equity for the Period from August 5, 2020 (Inception) through December 31, 2020
Sale of 12,618,600 Units, net of underwriting discounts and offering expenses	$120,832,987	$(120,832,987)	$—
Common stock subject to redemption	$(116,958,505)	$116,958,505	$—
Accretion for common stock to redemption amount	$—	$(6,614,873)	$(6,614,873)
Total shareholders’ (deficit) equity	$5,000,010	$(10,489,355)	$(5,489,345)

Statement of Changes in Stockholders’ (Deficit) Equity for the Three Months ended March 31, 2021
Common stock subject to redemption	$(832,654)	$832,654	$—
Total shareholders’ (deficit) equity	$5,000,002	$(9,656,701)	$(4,656,699)

Statement of Changes in Stockholders’ (Deficit) Equity for the Three Months ended June 30, 2021
Common stock subject to redemption	$101,122	$(101,122)	$—
Total shareholders’ (deficit) equity	$5,000,006	$(9,757,823)	$(4,757,817)

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2020, as filed with the SEC on June 11, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020, respectively.

Cash and Marketable Securities Held in Trust Account

At September 30, 2021 and December 31, 2020, respectively, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021 and December 31, 2020, respectively, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At September 30, 2021 and December 31, 2020, the common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$127,447,860
Less:
Common stock issuance costs	$(5,353,012)
Amount placed in Trust Account in excess of IPO proceeds	(1,261,861)
Plus:
Accretion of carrying value to redemption value	$6,614,873

Common stock subject to possible redemption	$128,709,721

Warrant Liabilities

The Company accounts for the Private Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Warrants for periods where no observable traded price was available are valued using a binomial lattice simulation model.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2021, respectively, due to the valuation allowance recorded on the Company’s net operating losses and the permanent difference arising from the income recorded due to the change in fair value of the Company’s warrant liabilities.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating income (loss) per common share. Accretion associated with the redeemable common shares is excluded from income (loss) per common share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 17,904,180 common shares in the aggregate. As of September 30, 2021 and December 31, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

					For the Period from
	Three Months Ended		Nine Months Ended		August 5, 2020 (Inception) Through
	September 30, 2021		September 30, 2021		September 30, 2020
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Non-redeemable
	common stock	common stock	common stock	common stock	common stock
Basic and diluted net loss per common share
Numerator:
Allocation of net income (loss), as adjusted	$1,156,217	$319,513	$1,729,360	$477,898	$(725)
Denominator:
Basic and diluted weighted average shares outstanding	12,618,600	3,487,070	12,618,600	3,487,070	3,082,420
Basic and diluted net income (loss) per common share	$0.09	$0.09	$0.14	$0.14	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation maximum coverage of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 10).

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU2020-06 would have on its financial position, results of operations and cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 4. PUBLIC OFFERING

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

NOTE 5. PRIVATE PLACEMENT

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

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On August 5, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 3,593,750 shares of common stock (the “Founder Shares”). On November 9, 2020, the Sponsor returned to the Company for cancellation, at no cost, an aggregate of 718,750 Founder Shares, resulting in an aggregate of 2,875,000 Founder Shares outstanding and held by the Sponsor. On November 12, 2020, the Company effected a stock dividend of 0.1 shares for each share of common stock outstanding, resulting in an aggregate of 3,162,500 Founder Shares outstanding and held by the Sponsor. The Founder Shares included, after giving retroactive effect to the share surrender and stock dividend, an aggregate of up to 412,500 shares subject toforfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option, 7,850 Founder Shares were forfeited and 404,650 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 3,154,650 Founder Shares outstanding at September 30, 2021.

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

Due from Sponsor

At the closing of the Initial Public Offering on November 17, 2020, an aggregate amount of $25,038 was due to the Company. Such amount remains outstanding as of September 30, 2021.

Administrative Support Agreement

The Company has agreed, commencing on November 12, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Company’s management a total of $10,000 per month for office space, utilities and secretarial support. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $90,000 in fees for these services, respectively. For the period from August 5, 2020 (inception) through September 30, 2020, the Company did not incur any fees for these services. At September 30, 2021 and December 31, 2020, fees of $40,000 and $20,000 are included in accounts payable and accrued expenses in the accompanying condensed balance sheets, respectively.

Promissory Note — Related Party

On August 5, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) March 31, 2021, (ii) the consummation of the Initial Public Offering or (iii) the date on which the Company determined not to proceed with the Initial Public Offering. The outstanding balance under the Promissory Note was repaid subsequent to the Initial Public Offering. As of September 30, 2021 and December 31, 2020, respectively, no balance is outstanding under the Promissory Note. Borrowings under the Promissory Note are no longer available.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (up to May 17, 2022 to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $1,261,860 ($0.10 per Public Share ), on or prior to the date of the applicable deadline, for each three month extension. Any such payments would be made in the form of a non-interest bearing, unsecured promissory note. Such notes would either be paid upon consummation of a Business Combination, or, at the relevant insider’s discretion, converted upon consummation of a Business Combination into additional Private Warrants at a price of $1.00 per Private Warrant. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination.

NOTE 7. COMMITMENTS

Registration Rights

Pursuant to a registration rights agreement entered into on November 12, 2020, the holders of the Founder Shares and Representative Shares (as defined in Notes 6 and 9, respectively), as well as the holders of the Private Warrants (and underlying securities) and any warrants issued in payment of Working Capital Loans made to Company (and underlying securities) will be entitled to registration rights. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Representative Shares, Private Warrants and warrants issued in payment of working capital loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. Notwithstanding anything to the contrary, EarlyBirdCapital may only make a demand on one occasion and only during the five-year period beginning on the effective date of the registration statement of which this prospectus forms a part. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to consummation of a Business Combination; provided, however, that EarlyBirdCapital may participate in a “piggy-back” registration only during the seven-year period beginning on the effective date of the registration statement of which this prospectus forms a part. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

SEPTEMBER 30, 2021

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

NOTE 8. STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, respectively, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, there were 3,487,070 shares of common stock issued and outstanding, excluding 12,618,600 shares of common stock subject to possible redemption which are presented as temporary equity.

NOTE 9. WARRANTS

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

The Company may redeem the Public Warrants (excluding the Private Warrants and any warrants underlying units issued upon conversion of the Working Capital Loans):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last reported sale price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

SEPTEMBER 30, 2021

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

NOTE 10. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020, respectively, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$127,515,836	$127,462,689

Liabilities:
Warrant liabilities – Private Warrants	3	3,251,206	6,554,119

The Private Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Private Warrants are valued using a binomial lattice model. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of common stock and one Public Warrant) and (ii) the sale of Private Warrants, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to common stock subject to possible redemption. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The following are the inputs used by the Company in establishing the fair value of its Private Warrants at September 30, 2021 and December 31, 2020.

Input	December 31, 2020	September 30, 2021
Risk-free interest rate	0.40%	0.89%
Trading days per year	252	252
Expected volatility	17.9%	11.5%
Exercise price	$11.50	$11.50
Stock Price	$10.15	$10.08

On December 31, 2020 and September 30, 2021, the Private Warrants were determined to be $1.24 per warrant and $0.62 per warrant, respectively, for an aggregate value of $6.55 million and $3.25 million, respectively.

The following table presents the changes in the fair value of the warrant liabilities:

Private Placement
Fair value as of December 31, 2020	$6,554,119
Change in valuation inputs or other assumptions	(3,302,913)
Fair value as of September 30, 2021	$3,251,206

NOTE 11. SUBSEQUENT EVENTS

On November 9, 2021, the Company’s board of directors approved the extension of the date by which the Company has to consummate a Business Combination from November 17, 2021 to February 17, 2022. In connection with the extension, the Sponsor deposited into the Trust Account $0.10 for each of the 12,618,600 shares issued in the Initial Public Offering, for a total of $1,261,860. The Company issued the Sponsor a non-interest bearing unsecured promissory note in the principal amount of $1,261,860 which is payable by the Company upon the earlier of the consummation of the Business Combination or the liquidation of the Company on or before February 17, 2022 (unless such date is extended by the Company’s board of directors to May 17, 2022). The Note may be repaid in cash or convertible into Private Warrants at a price of $1.00 per Private Warrant.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events other than the event set forth above that would have required adjustment or disclosure in the condensed financial statements.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of our financial statements as of December 31, 2020, March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our common subject to possible redemption. We previously determined the common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all common stock subject to possible redemption, resulting in the common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the common stock shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 5, 2020 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and transaction expenses.

For the three months ended September 30, 2021, we had a net income of $1,475,730 which consists of the change in fair value of warrant liability of $2,192,941 and interest earned on marketable securities held in the Trust Account of $23,138, and unrealized loss on marketable securities held in the Trust Account of $4,654, offset by formation and operational costs of $735,695.

For the nine months ended September 30, 2021, we had a net income of $2,207,258, which consists of the change in fair value of warrant liability of $3,302,913 and interest earned on marketable securities held in the Trust Account of $58,976, and unrealized loss on marketable securities held in the Trust Account of $5,829, offset by formation and operational costs of $1,148,802.

For the period from August 5, 2020 (inception) through September 30, 2020, we had a net loss of $725, which consists of formation and operational costs.

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

For the nine months ended September 30, 2021, cash used in operating activities was $528,273. Net income of $2,207,258 was affected by the change in fair value of warrant liability of $3,302,913, interest earned on marketable securities held in the Trust Account of $58,976, and an unrealized loss on marketable securities held in our Trust Account of $5,829. Changes in operating assets and liabilities provided $620,529 of cash for operating activities.

For the period from August 5, 2020 (inception) through September 30, 2020, cash used in operating activities was $0. Net loss of $725 was offset by the changes in operating assets and liabilities.

As of September 30, 2021, in the U.S.-based trust account (the “trust account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee, we had cash held of $937 and marketable securities held in the trust account of $127,514,899 (including approximately $67,976 of interest income and unrealized gains, net of unrealized losses) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 180 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through September 30, 2021, we did not withdraw any interest earned on the trust account to pay our taxes.

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

As of September 30, 2021, we had cash of $494,905 held outside the trust account. We intend to use the funds held outside the trust account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial business combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

The Company has agreed, commencing on November 12, 2020 through the earlier of the Company’s consummation of an initial business combination and its liquidation, to pay an affiliate of the Company’s management a total of $10,000 per month for office space, utilities and secretarial support. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $90,000 in fees for these services, respectively. At September 30, 2021 and December 31, 2020, fees of $40,000 and $20,000 are included in accounts payable and accrued expenses in the accompanying balance sheets, respectively.

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

Warrant Liability

The Company accounts for the Private Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Warrants for periods where no observable traded price was available are valued using a binomial lattice simulation model.

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

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from net income (loss) per common share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas.  ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU2020-06 would have on its financial position, results of operations or cash flows.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the fiscal quarter ended September 30, 2021. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, solely due to the material weakness over financial reporting related to the Company’s accounting for complex financial instruments our disclosure controls and procedures were not effective during the period covered by this Quarterly Report. As discussed below we have implemented a remediation plan to improve our disclosure controls and procedures.

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

Changes in Internal Control over Financial Reporting

Except as set forth above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter of 2021 covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our processes now include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time. We offer no assurance that these initiatives will ultimately have the intended effects.

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

BETTER WORLD ACQUISITION CORP.

Date: November 22, 2021	By:	/s/ Rosemary L. Ripley
	Name:	Rosemary L. Ripley
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 22, 2021	By:	/s/ Peter S.H. Grubstein
	Name:	Peter S.H. Grubstein
	Title:	Chief Financial Officer
(Principal Financial Officer)