Form 10-K/A
period 2020-12-31
Better World Acquisition Corp.
filed 2021-12-14
CIK 1821146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

i

EXPLANATORY NOTE

Better World Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to the Annual Report on Form 10-K, or this Amendment, to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission (the SEC”) on June 11, 2021 (the “Original Filing,”) to restate our financial statements as of and for the year ended December 31, 2020 included in the Original Filing (the “Original Financial Statements”).

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company’s management, in consultation with its advisors, identified an error made in certain of its previously issued financial statements, arising from the manner in which, as of the closing of the Company’s initial public offering, the Company valued its redeemable common stock subject to possible redemption. The Company previously determined the value of such redeemable common stock to be equal to the redemption value of such shares of redeemable common stock, after taking into consideration the terms of the Company’s Amended and Restated Certificate of Incorporation, under which a redemption cannot result in net tangible assets being less than $5,000,001. Management has now determined, after consultation with its advisors, that the shares of redeemable common stock underlying the units issued during the initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered to be outside the Company’s control. Therefore, management has concluded that the redemption value of its shares of redeemable common stock subject to possible redemption should reflect the possible redemption of all shares of redeemable common stock. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This has resulted in a restatement of the initial carrying value of the shares of redeemable common stock subject to possible redemption, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and shares of common stock.

As a result, on November 22, 2021, after consultation with Marcum LLP, the Company’s independent registered public accounting firm, management and the audit committee of the Company’s board of directors concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the classification error.

The Company has not amended its Current Report on Form 8-K filed on November 23, 2020 for the period affected by the restatement. The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein. In addition, the Management Discussion & Analysis, Risk Factors, Item 9A and Item 8 have been updated to detail further disclosure of the effects and actions taken by management and the board of directors.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1, 31.2, 32.1 and 32.2) to this Amendment under Item 15 of Part IV hereof.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

●	Part I – Item 1A. Risk Factors.

●	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	Part II – Item 8. Financial Statements and Supplementary Data.

●	Part II – Item 9A. Controls and Procedures.

●	Part IV – Item 15. Exhibits, Financial Statement Schedules.

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

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets immediately prior to or upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait 12 months or until November 17, 2021 (or up to 18 months, or until May 17, 2022, if we extend the period of time to consummate a business combination) from the closing of our IPO in order to be  able to receive a pro rata share of the trust account.

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

Our sponsor, initial stockholders, officers and directors have agreed that they will not propose any amendment to our amended and restated certificate of incorporation that would affect our public stockholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 12 months, or until November 17, 2021 (or up to 18 months, or until May 17, 2022 from the closing of our IPO if we extend the period of time to consummate a business combination) from the closing of our IPO unless we provide our public stockholders with the opportunity to convert their shares of common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest not previously released to us but net of franchise and income taxes payable, divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, initial stockholders, executive officers, directors or any other person.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. It is our intention to redeem our public shares as soon as reasonably possible following the 12 month period from the closing of our IPO or by November 17, 2021 (or up to the 18 month period from the closing of our IPO if we extend the period of time to consummate a business combination, or by May 17, 2022), and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this report, we have identified a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. See “Note 2—Correction and Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

As described in Item 9A. “Controls and Procedures,” we have concluded that our internal control over financial reporting was ineffective as of December 31, 2020 because material weaknesses existed in our internal control over financial reporting. We have taken a number of measures to remediate the material weaknesses described therein; however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our shares of redeemable common stock are listed, the SEC or other regulatory authorities. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies of issue shares to effect an acquisition. In either case, there could result a material adverse effect on our business. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. In addition, we will incur additional costs to remediate material weaknesses in our internal control over financial reporting, as described in Item 9A. “Controls and Procedures”.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as of December 31, 2020 and for the period from August 5, 2020 (inception) through December 31, 2020. We are restating our historical financial results to reclassify our temporary equity and permanent equity. The Company also restated its income (loss) per common share calculation to allocate net income (loss) evenly to redeemable and non-redeemable common stock. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the Restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A. Controls and Procedures, both contained herein.

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

Common Stock Subject to Possible Redemption (restated, Amendment 1, See Note 2)

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

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stocks to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable common stocks resulted in charges against additional paid-in capital and accumulated deficit.

Net Income (Loss) per Common Share (restated, Amendment 1, See Note 2)

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating income (loss) per common share. Accretion associated with the redeemable shares of common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

We have not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 17,904,180 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2020, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in our earnings. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In connection with this Report, our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the material weakness in our internal control related to the Company’s financial reporting for complex financial instruments which resulted in the restatement of the Company’s financial statements as discussed in “Changes in Internal Control over Financial Reporting” below, our disclosure controls and procedures were not effective as December 31, 2020.

Management’s Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Except for issues related to the Company’s financial reporting for complex financial instruments, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management has identified a material weakness in our internal controls over financial reporting for complex financial instruments. We plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Restatement of 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from August 5, 2020 (inception) through December 31, 2020, have been restated.

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

New York, NY

June 11, 2021, except for the effects of the restatement discussed in Note 2 and subsequent events discussed in Note 12 as to which the date is December 14, 2021

BETTER WORLD ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2020

(AS RESTATED – See Note 2)

ASSETS
Current Assets
Cash	$1,023,178
Prepaid expenses	125,435
Total Current Assets	1,148,613

Cash and marketable securities held in Trust Account	127,462,689
TOTAL ASSETS	$128,611,302

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$98,668
Total Current Liabilities	98,668

Warrant Liability	6,554,119

Total Liabilities	6,652,787

Commitments

Common stock subject to possible redemption 12,618,600 shares at redemption value	127,447,860

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,487,070 shares issued and outstanding (excluding 12,618,600 shares subject to possible redemption)	348
Additional paid-in capital	—
Accumulated deficit	(5,489,693)
Total Stockholders’ Deficit	(5,489,345)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$128,611,302

The accompanying notes are an integral part of the financial statements.

BETTER WORLD ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 5, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED – See Note 2)

Operating and formation costs	$121,087
Loss from operations	(121,087)

Other income (loss):
Interest earned on marketable securities held in Trust Account	11,521
Change in fair value of warrants	(4,069,896)
Transaction costs	(11,564)
Unrealized gain on marketable securities held in Trust Account	3,308
Other loss, net	(4,066,631)

Loss before provision for income taxes	(4,187,718)

Net loss	$(4,187,718)

Basic and diluted weighted average shares outstanding, redeemable common stock	3,729,603

Basic and diluted net loss per share, redeemable common stock	$(0.60)

Basic and diluted weighted average shares outstanding, non-redeemable common stock	3,197,253

Basic and diluted net loss per share, non-redeemable common stock	$(0.60)

The accompanying notes are an integral part of the financial statements.

BETTER WORLD ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM AUGUST 5, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED – See Note 2)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – August 5, 2020	—	$—	$—	$—	$—

Issuance of common stock to Sponsor	3,117,170	316	24,684	—	25,000

Issuance of Representative Shares	377,750	33	2,633		2,666

Accretion for common stock to redemption amount	—	—	(2,828,675)	(1,301,975)	(4,130,650)

Contribution in excess of fair value on sale of Private Warrants	—	—	2,801,357	—	2,801,357

Forfeiture of Founder Shares	(7,850)	(1)	1	—	—

Net loss	—	—	—	(4,187,718)	(4,187,718)

Balance – December 31, 2020	3,487,070	$348	$—	$(5,489,693)	$(5,489,345)

The accompanying notes are an integral part of the financial statements.

BETTER WORLD ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 5, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(AS RESTATED – See Note 2)

Cash Flows from Operating Activities:
Net loss	$(4,187,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(11,521)
Unrealized gain on investments held in Trust Account	(3,308)
Change in fair value of derivative liability	4,069,896
Transaction costs incurred in connection with IPO	11,564
Changes in operating assets and liabilities:
Prepaid expenses	(125,397)
Accrued expenses	98,668
Net cash used in operating activities	(147,816)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(127,447,860)
Net cash used in investing activities	(127,447,860)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	123,662,280
Proceeds from sale of Private Warrants	5,285,580
Proceeds from promissory note – related party	107,639
Repayment of promissory note – related party	(107,639)
Payment of offering costs	(329,006)
Net cash provided by financing activities	128,618,854

Net Change in Cash	1,023,178
Cash – Beginning of period	—
Cash – End of period	$1,023,178

Non-Cash Investing and Financing Activities:
Offering costs paid by Sponsor in exchange for issuance of Founder Shares	$25,000
Issuance of Representative Shares	2,666
Initial classification of common stock subject to possible redemption	$127,447,860

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

NOTE 2 — CORRECTION AND RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Correction

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

Amendment 1

In connection with the preparation of the Company’s condensed financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its redeemable common stock subject to possible redemption. The Company previously determined the redeemable common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares underlying the Units issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that temporary equity should include all shares of redeemable common stock, resulting in the redeemable common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a classification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the redeemable common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and common stock.

In connection with the change in presentation for the redeemable common stock subject to possible redemption, the Company also restated its income (loss) per common share calculation to allocate net income (loss) evenly to redeemable and non-redeemable common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatement on the Company’s financial statements is reflected in the following table.

Balance Sheet as of November 17, 2020	As Previously Corrected	Adjustment	As Restated
Common stock subject to possible redemption	$104,786,079	$6,313,921	$111,100,000
Common stock	$412	$(64)	$348
Additional paid-in capital	$5,011,882	$(5,011,882)	$—
Accumulated deficit	$(12,289)	$(1,301,975)	$(1,314,264)
Total Stockholders’ Equity (Deficit)	$5,000,005	$(6,313,921)	$(1,313,916)
Number of shares subject to redemption	10,374,859	625,141	11,000,000

	As Previously
Balance Sheet as of December 31, 2020	Reported	Adjustment	As Restated
Common stock subject to possible redemption	$116,958,505	$10,489,355	$127,447,860
Common stock	$453	$(105)	$348
Additional paid-in capital	$9,187,275	$(9,187,275)	$—
Accumulated deficit	$(4,187,718)	$(1,301,975)	$(5,489,693)
Total Stockholders’ Equity (Deficit)	$5,000,010	$(10,489,355)	$(5,489,345)
Number of shares subject to redemption	11,580,050	1,038,550	12,618,600

Statement of Operations for the Period Ended December 31, 2020
Basic and diluted weighted average shares outstanding, redeemable common stock	11,919,886	(8,190,283)	3,729,603
Basic and diluted net loss per share, redeemable common stock	$0.00	$(0.60)	$(0.60)
Basic and diluted weighted average shares outstanding, non-redeemable common stock	3,383,106	(185,853)	3,197,253
Basic and diluted net loss per share, non-redeemable common stock	$(1.24)	$0.64	$(0.60)

Statement of Cash Flows for the Period Ended December 31, 2020
Initial classification of common stock subject to possible redemption	$121,133,939	$6,313,921	$127,447,860
Change in value of common stock subject to possible redemption	$(4,175,434)	$4,175,434	$—

Statement of Changes in Stockholders’ (Deficit) Equity for the Period from August 5, 2020 (Inception) through December 31, 2020
Sale of 12,618,600 Units, net of underwriting discounts and offering expenses	$123,317,210	$(123,317,210)	$—
Common stock subject to redemption	$(116,958,505)	$116,958,505	$—
Accretion for common stock to redemption amount	$—	$(4,130,650)	$(4,130,650)
Total shareholders’ (deficit) equity	$5,000,010	$(10,489,355)	$(5,489,345)

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

Common Stock Subject to Possible Redemption (Restated – See Note 2, Amendment 1)

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

At December 31, 2020, the common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$127,447,860
Less:
Common stock issuance costs	(2,868,790)
Amount placed in Trust Account in excess of IPO proceeds	(1,261,860)
Plus:
Accretion of carrying value to redemption value	4,130,650

Common stock subject to possible redemption	$127,447,860

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

Net Income (Loss) per Common Share (Restated, see Note 2 – Amendment 1)

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company applies the two-class method in calculating income (loss) per common share. Accretion associated with the redeemable shares of common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 17,904,180 shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Period from August 05,
	2020 (Inception) Through
	December 31, 2020
	Redeemable common stock	Non-redeemable common stock
Basic and diluted net loss per common stock
Numerator:
Allocation of net loss, as adjusted	$(2,254,667)	$(1,933,051)
Denominator:
Basic and diluted weighted average shares outstanding	3,729,603	3,197,253
Basic and diluted net loss per common stock	$(0.60)	$(0.60)

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

NOTE 8 — STOCKHOLDERS’ EQUITY (Restated – See Note 2, Amendment 1)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2020, there were 3,487,070 shares of common stock issued and outstanding, excluding 12,618,600 shares of common stock subject to possible redemption which are presented as temporary equity, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering (assuming Sponsor did not purchase any Public Shares in the Initial Public Offering).

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

December 31, 2020

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Offering costs associated with initial public offering	(0.1)%
Change in fair value of warrant liability	(20.4)%
Change in Valuation allowance	(0.5)%
Income tax provision	—%

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

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than the event set forth above, that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 12, 2020, by and between the Company and EBC, as representative of the several underwriters. (1)
1.2	Business Combination Marketing Agreement, dated November 12, 2020, by and between the Company and EBC. (1)
3.1	Amended and Restated Certificate of Incorporation. (1)
3.2	Bylaws. (2)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Common Stock Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Warrant Agreement, dated November 12, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.5	Description of Registered Securities***
10.1	Letter Agreement, dated November 12, 2020, by and among the Company, its officers, its directors and the Sponsor. (1)
10.2	Investment Management Trust Agreement, dated November 12, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.3	Registration Rights Agreement, dated November 12, 2020, by and among the Company, the Sponsor and EBC. (1)
10.4	Administrative Services Agreement, dated November 12, 2020, by and between the Company and NGEN MGT II, LLC. (1)
10.5	Private Placement Warrant Purchase Agreement, dated November 12, 2020, by and between the Company and the Sponsor. (1)
10.6	Private Placement Warrant Purchase Agreement, dated November 12, 2020, by and between the Company and EBC. (1)
10.7	Stock Escrow Agreement, dated November 12, 2020, by and between the Company and CST. (1)
10.8	Form of Indemnification Agreement (2)
14.1	Code of Ethics (2)
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Principal Executive Officer required by 18 U.S.C. 1350
32.2**	Certification of the Principal Financial Officer required by 18 U.S.C. 1350
99.1	Audit Committee Charter.(2)
99.2	Compensation Committee Charter.(2)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith.

**	Furnished herewith.
***	Previously filed.
(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 18, 2020.

(2)	Incorporated by reference to the Company’s Form S-1, filed on October 7, 2020, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 14, 2021	Better World Acquisition Corp.

	By:	/s/ Rosemary L. Ripley
	Name:	Rosemary L. Ripley
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Rosemary L. Ripley	Chief Executive Officer, Chairman of the Board and President	December 14, 2021
Rosemary L. Ripley	(Principal Executive Officer)

/s/ Peter S.H. Grubstein	Chief Financial Officer and Director	December 14, 2021
Peter S.H. Grubstein	(Principal Financial and Accounting Officer)

/s/ Brad Oberwager	Director	December 14, 2021
Brad Oberwager

/s/ Kristopher Wood	Director	December 14, 2021
Kristopher Wood

/s/ Jennifer Prosek	Director	December 14, 2021
Jennifer Prosek