Form 10-Q/A
period 2021-09-30
Better World Acquisition Corp.
filed 2022-01-24
CIK 1821146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Better World Acquisition Corp. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (this “Amendment”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 22, 2021 (the “Original Quarterly Report”).

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company’s management, in consultation with its advisors, identified an error made in certain of its previously issued financial statements, arising from the manner in which, as of the closing of the Company’s initial public offering, the Company valued its redeemable common stock subject to possible redemption. The Company previously determined the value of such redeemable common stock to be equal to the redemption value of such shares of redeemable common stock, after taking into consideration the terms of the Company’s Amended and Restated Certificate of Incorporation, under which a redemption cannot result in net tangible assets being less than $5,000,001. Management has determined, after consultation with its advisors, that the shares of redeemable common stock underlying the units issued during the initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered to be outside the Company’s control. Therefore, management has concluded that the redemption value of its shares of redeemable common stock subject to possible redemption should reflect the possible redemption of all shares of redeemable common stock. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This has resulted in a restatement of the initial carrying value of the shares of redeemable common stock subject to possible redemption, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and shares of common stock.

As a result, on November 22, 2021, after consultation with Marcum LLP, the Company’s independent registered public accounting firm, management and the audit committee of the Company’s board of directors concluded that the financial statements as of and for the year ended December 31, 2020 (the “Original Financial Statements”) should no longer be relied upon and were to be restated in order to correct the classification error. The Company amended its Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission (the SEC”) on June 11, 2021, on December 14, 2021 to restate its financial statements as of and for the year ended December 31, 2020 included in the Original Filing.

Items Amended in This Amendment

For the convenience of the reader, this Amendment sets forth the Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021, in its entirety, as amended to revise the references to the Original Filing. No attempt has been made in this Amendment to update other disclosures presented in the Quarterly Report on Form 10-Q/A, except as required to revise the references to the Original Filing. The following items have been amended because of the amendment of Form 10-K for the period ended December 31, 2020:

●	Part I – Note 3. Summary of Significant Accounting Policies.

●	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

●	Part II – Item 1A. Risk Factors.

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

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As Previously Reported	Adjustment	As Restated

Balance Sheet as of December 31, 2020
Common stock subject to possible redemption	$116,958,505	$10,489,355	$127,447,860
Common stock	$453	$(104)	$349
Additional paid-in capital	$9,187,275	$(9,187,275)	$—
Accumulated deficit	$(4,187,718)	$(1,301,976)	$(5,489,694)
Total Stockholders’ Equity (Deficit)	$5,000,010	$(10,489,355)	$(5,489,345)

Balance Sheet as of March 31, 2021
Common stock subject to possible redemption	$117,791,159	$9,656,701	$127,447,860
Common stock	$444	$(95)	$349
Additional paid-in capital	$8,354,630	$(8,354,630)	$—
Accumulated deficit	$(3,355,072)	$(1,301,976)	$(4,657,048)
Total Stockholders’ Equity (Deficit)	$5,000,002	$(9,656,701)	$(4,656,699)

Balance Sheet as of June 30, 2021
Common stock subject to possible redemption	$117,690,037	$9,757,823	$127,447,860
Common stock	$445	$(96)	$349
Additional paid-in capital	$8,455,751	$(8,455,751)	$—
Accumulated deficit	$(3,456,190)	$(1,301,976)	$(4,758,166)
Total Stockholders’ Equity (Deficit)	$5,000,006	$(9,757,823)	$(4,757,817)

Statement of Operations for the Period Ended December 31, 2020
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	11,919,886	(8,190,283)	3,729,603
Basic and diluted net loss per share, Common stock subject to possible redemption	$0.00	(0.60)	$(0.60)
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	3,383,106	(185,853)	3,197,253
Basic and diluted net loss per share, Non-redeemable common stock	$(1.24)	$0.64	$(0.60)

Statement of Operations for the Three Months Ended March 31, 2021
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	11,710,163	908,437	12,618,600
Basic and diluted net income per share, Common stock subject to possible redemption	$0.00	0.05	$0.05
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	4,525,620	(1,038,550)	3,487,070
Basic and diluted net income per share, Non-redeemable common stock	$0.18	$(0.13)	$0.05

Statement of Operations for the Three Months Ended June 30, 2021
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	11,662,491	956,109	12,618,600
Basic and diluted net loss per share, Common stock subject to possible redemption	$0.00	$(0.01)	$(0.01)
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	4,443,179	(956,109)	3,484,070
Basic and diluted net loss per share, Non-redeemable common stock	$(0.02)	$0.01	$(0.01)

Statement of Operations for the Six Months Ended June 30, 2021
Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	11,686,062	932,538	12,618,000
Basic and diluted net income per share, Common stock subject to possible redemption	$0.00	$0.05	$0.05
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	4,484,172	(997,102)	3,484,070
Basic and diluted net income per share, Non-redeemable common stock	$0.16	$(0.11)	$0.05

Statement of Cash Flows for the Period Ended December 31, 2020
Initial classification of common stock subject to possible redemption	$121,133,939	$6,313,921	$127,447,860
Change in value of common stock subject to possible redemption	$(4,175,434)	$4,175,434	$—

Statement of Cash Flows for the Three Months Ended March 31, 2021
Change in value of common stock subject to possible redemption	$832,654	$(832,654)	$—

Statement of Cash Flows for the Six Months Ended June 30, 2021
Change in value of common stock subject to possible redemption	$(101,122)	$101,122	$—

Statement of Changes in Stockholders’ (Deficit) Equity for the Period from August 5, 2020 (Inception) through December 31, 2020
Sale of 12,618,600 Units, net of underwriting discounts and offering expenses	$120,832,987	$(120,832,987)	$—
Common stock subject to redemption	$(116,958,505)	$116,958,505	$—
Accretion for common stock to redemption amount	$—	$(6,614,873)	$(6,614,873)
Total shareholders’ (deficit) equity	$5,000,010	$(10,489,355)	$(5,489,345)

Statement of Changes in Stockholders’ (Deficit) Equity for the Three Months ended March 31, 2021
Common stock subject to redemption	$(832,654)	$832,654	$—
Total shareholders’ (deficit) equity	$5,000,002	$(9,656,701)	$(4,656,699)

Statement of Changes in Stockholders’ (Deficit) Equity for the Three Months ended June 30, 2021
Common stock subject to redemption	$101,122	$(101,122)	$—
Total shareholders’ (deficit) equity	$5,000,006	$(9,757,823)	$(4,757,817)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Amendment No. 1 to the Annual Report on Form 10-K/A for the period ended December 31, 2020, as filed with the SEC on December 14, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Amendment No. 1 to the Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 14, 2021.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Amendment No. 1 to the Annual Report on Form 10-K/A filed with the SEC on December 14, 2021. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Amendment No. 1 to the Annual Report on Form 10-K/A filed with the SEC on December 14, 2021.

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

BETTER WORLD ACQUISITION CORP.

Date: January 24, 2022	By:	/s/ Rosemary L. Ripley
	Name:	Rosemary L. Ripley
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: January 24, 2022	By:	/s/ Peter S.H. Grubstein
	Name:	Peter S.H. Grubstein
	Title:	Chief Financial Officer
(Principal Financial Officer)