Form 10-K
period 2021-12-31
Better World Acquisition Corp.
filed 2022-03-31
CIK 1821146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the shares of common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the units on June 30, 2021, as reported on the Nasdaq Capital Market was $129,251,180.

As of March 29, 2022, there were 16,105,670 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	the impact on the funds held in our trust account, our capitalization and other impacts on us or our management team should we extend the deadline for consummating our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

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

Unless otherwise stated in this Report, references to:

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Common Stock” are to the shares of the common stock of the Company, par value $0.0001 per share;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“EBC” or “EarlyBirdCapital” are to EarlyBirdCapital, Inc.;

●	“equity-linked securities” refers to any debt or equity securities issued in a transaction, including but not limited to a private placement of equity or debt, that are convertible, exercisable or exchangeable for shares of common stock;

●	“ESG” refers to Environmental, Social and Governance;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“initial business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;
●	“initial stockholders” are to our stockholders prior to our initial public offering (excluding EarlyBirdCapital);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“IPO” are to the initial public offering that was consummated by the Company on November 17, 2020;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

●	“Marcum LLP” or “Marcum” are to our independent registered public accounting firm;

●	“Nasdaq” are to the Nasdaq Capital Market;
●	“Over-Allotment Option” are to the option granted to our underwriters to purchase up to 1,650,000 additional units;

●	“Over-Allotment Units” are to the up to 1,650,000 additional units eligible to be purchased by our underwriters;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of our common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our sponsor (as defined below), officers and directors to the extent they purchase public shares, provided that their status as “public stockholders” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering, to the private placement warrants if held by third parties other than our sponsor (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees), in each case, following the consummation of our initial business combination;

●	“Registration Statement” are to the Form S-1 filed with the SEC on October 7, 2020 (File No. 333-249374), as amended;
●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“sponsor” are to BWA Holdings LLC, a company affiliated with our officers and directors;

●

“trust account” are to the trust account in which an amount of $127,447,860 from the net proceeds of the sale of the units (as defined below) in the initial public offering and the private placement warrants was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one redeemable public warrant;

●	“warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market); and

●	“we,” “us”, “Company” or “our Company” are to Better World Acquisition Corp.

PART I

Item 1. Business.

Overview

We are a Delaware blank check company incorporated on August 5, 2020, formed for the purpose of effecting an initial business combination. Our efforts to identify a prospective target business are not limited to a particular industry or geographic region although we are focused on target businesses in the healthy living industries that benefit from strong ESG profiles in North America and Europe.

Initial Public Offering

On November 17, 2020, we consummated our IPO of 11,000,000 units. Each unit consists of one share of common stock of the Company, par value $0.0001 per share, and one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one share of Common Stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $110,000,000.

Simultaneously with the closing of the IPO, we completed the private sale of an aggregate of 4,800,000 private placement warrants to our sponsor and EarlyBirdCapital (3,975,000 private placement warrants to our sponsor and 825,000 to EBC) at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $4,800,000.

In connection with the IPO, the underwriters were granted a 45-day option from the date of our IPO prospectus to purchase up to 1,650,000 additional units to cover over-allotments, if any. On November 19, 2020, the underwriters purchased an additional 1,618,600 Over-Allotment Units pursuant to the partial exercise of the Over-Allotment Option, and cancelled the remainder of the Over-Allotment Option. The Over-Allotment Units were sold at an offering price of $10.00 per Over-Allotment Unit, generating aggregate additional gross proceeds of $16,186,000 to us. In connection with the cancellation of the remainder of the Over-Allotment Option, we cancelled an aggregate of 7,850 shares of Common Stock issued to the sponsor prior to the IPO. Simultaneously with the consummation of the Over-Allotment Option, we completed the private sale of an additional 485,580 private placement warrants to our sponsor and EBC (402,121 private placement warrants to our sponsor and 83,459 to EBC), generating gross proceeds to us of $485,580.

A total of $127,447,860, comprised of $122,162,280 of the proceeds from the IPO and $5,285,580 of the proceeds from the private sales, was initially deposited in a trust account maintained by Continental, acting as trustee.

We must complete our initial business combination by May 17, 2022, which is 18 months from the closing of our IPO. If our initial business combination is not consummated by May 17, 2022, then our existence will terminate, and we will distribute all amounts in the trust account.

However, we intend to extend the deadline by which we must consummate our initial business combination. Such an extension requires the approval from our public stockholders to amend our charter, and who will be provided the opportunity to at that time to redeem all or a portion of their shares (which would likely have a material adverse effect on the funds held in our trust account and may result in other adverse effects on us, such as our ability to maintain our listing on Nasdaq). Our sponsor may also explore transactions under which it would sell its interest in us to another management team.

Our Company

We believe our management team, together with N*GEN, an affiliate of our sponsor, are well suited to identify businesses that benefit from strong ESG profiles and have the potential to generate attractive risk-adjusted returns for our stockholders.

We are seeking to identify and acquire a business that could benefit from a strategically experienced owner with extensive investment experience in the healthy consumer and smart cities sectors, and that presents potential for an attractive risk-adjusted return profile. The global wellness economy was a $4.4 trillion market in 2020, growing at a compound annual rate of 9.9% through 2025. Personal care, beauty and food products accounted for approximately $1.9 trillion of that total. Globally, organic foods and beverages are expected to grow at a compound annual growth rate of over 14.7% from 2020 to 2027, reaching nearly $500 billion by 2027. Consumers are seeking healthier, cleaner, more sustainable products and ingredients in the U.S. and globally. According to a study by NYU Stern and IRI, products marketed as sustainable drove over 50% of packaged goods market growth across all channels and categories from 2013-2018, despite representing only a 16.6% market share. This growth was over 5.6 times faster than conventional products and accounted for $114 billion in sales in 2018.

In part due to the impacts of Covid-19, U.S. organic food sales grew 13% to a record high in 2020. Due to the pandemic, changes to how people live, eat, and consume that were already underway accelerated dramatically. Incumbent businesses are reacting to address shifts in consumer tastes and the changing landscape. Many of these shifts will continue to change the ways we live and work, reflecting an acceleration of trends in which members of our management team have been investing for over 10 years.

A smarter city makes the lives of its inhabitants safer, more convenient, and more comfortable. According to the 2010 Census, U.S. cities are home to nearly 63% of the population, but comprise under 4% of the total land area of the United States. While this density can lead to the cherished dynamism of urban areas, it also creates a myriad of issues like pollution, traffic, disease, and food & energy insecurity. Adoption of green technologies is addressing these problems and forging the city of the future. According to Grand View Research, the global Smart City market reached almost $1.1 trillion in 2021 and is forecasted to grow at a compound annual rate of 24.2% from 2022 to 2030.

Importantly, economics and cost are propelling the diffusion of these new Smart City technologies. According to the National Renewable Energy Laboratory (“NREL”), costs of utility scale lithium-ion battery storage systems fell 72% from 2015 to 2019 with an additional 42% cost reduction through 2030. Solar energy costs fell 89% from 2009 to 2019, leading to a total installed capacity of 760 gigawatts as of 2020. This is enough to power over 120 million homes.

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that meets some but not all of the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

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

Corporate Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following November 17, 2025, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by nonaffiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Strong and Stable Financial Position with Flexibility.

With funds in the trust account of $128,790,008 as of December 31, 2021, which is available to use for an initial business combination assuming no redemptions (in connection with stockholder votes on either, or both, of the proposal to approve our initial business combination or a proposal to amend our charter to extend the date by which we must consummate our initial business combination), we can offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, since we have no specific business combination under consideration, we have not taken any steps to secure third party financing and there can be no assurance that it will be available to us.

Effecting an Initial Business Combination

We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate our initial business combination. We will utilize cash derived from the proceeds of our IPO and the sale of the private placement warrants, our capital stock, debt or a combination of these in effecting a business combination which has not yet been identified. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

We originally had up to 12 months from the closing of our IPO, or until November 17, 2021, to consummate an initial business combination. However, by resolution of our board as requested by our sponsor, we extended the period of time to consummate a business combination two times, each by an additional three months, for a total of up to 18 months, or until May 17, 2022. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental, in order for the time available for us to consummate our initial business combination to be extended, our sponsor deposited into the trust account $1,261,860 (or $0.10 per unit, for an aggregate of $2,523,720), for each three month extension.

On November 9, 2021, our board of directors approved the extension of the date by which we have to consummate an initial business combination from November 17, 2021 to February 17, 2022. In connection with the extension, our sponsor deposited into the trust account $0.10 for each of the 12,618,600 shares issued in the IPO, for a total of $1,261,860. We issued to our sponsor a non-interest bearing unsecured promissory note in the principal amount of $1,261,860. On February 17, 2022, our sponsor deposited an additional $1,261,860 (representing $0.10 per public share) into our trust account. This second deposit allowed us to extend the date by which we have to complete our initial business combination from February 17, 2022, to May 17, 2022. In connection with the deposit, we amended the note previously issued to our sponsor to increase the principal amount from $1,262,860 to $2,523,720. The note is payable by us upon the earlier of the consummation of the initial business combination or our liquidation on or before May 17, 2022. The note may be repaid in cash or convertible into private placement warrants at a price of $1.00 per private placement warrant.

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

Our officers and directors must present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the trust account at the time of the agreement to enter into the initial business combination, subject to any pre-existing fiduciary or contractual obligations. We may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our sponsor, initial stockholders, officers, directors or their respective affiliates be paid any compensation prior to, or for any services they render in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is) other than the $10,000 per month administrative fee, the payment of consulting, success or finder fees in connection with the consummation of our initial business combination and reimbursement of any out-of-pocket expenses. Our audit committee reviews and approves all reimbursements and payments made to our sponsor, officers, directors or our or their respective affiliates, with any interested director abstaining from such review and approval.

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

Selection of a Target Business and Structuring of an Initial Business Combination

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

Limited Ability to Evaluate the Target Business’ Management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full-time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with us after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with us after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

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

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets immediately prior to or upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait up to 18 months, or until May 17, 2022, from the closing of our IPO in order to be  able to receive a pro rata share of the trust account. We intend to extend the deadline by which we must consummate our initial business combination. Such an extension requires the approval of our public stockholders to amend our charter, and who will be provided the opportunity to at that time to redeem all or a portion of their shares (which would likely to have a material adverse effect on the funds held in our trust account and may result in other adverse effects on us, such as our ability to maintain our listing on Nasdaq).

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

We may require public stockholders, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using DWAC System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

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

Liquidation if No Initial Business Combination

Our amended and restated certificate of incorporation provides that we have only up to 18 months from the closing of our IPO, or until May 17, 2022, to complete an initial business combination. If we have not completed an initial business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our sponsor, initial stockholders, officers and directors have agreed that they will not propose any amendment to our amended and restated certificate of incorporation that would affect our public stockholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within up to 18 months from the closing of our IPO, or until May 17, 2022, unless we provide our public stockholders with the opportunity to convert their shares of common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest not previously released to us but net of franchise and income taxes payable, divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, initial stockholders, executive officers, directors or any other person.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. It is our intention to redeem our public shares as soon as reasonably possible following the 18 month period from the closing of our IPO, or by May 17, 2022, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

We are required to seek to have all third parties (including any vendors or other entities we engage after our IPO) and any prospective target businesses enter into agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, Marcum LLP and the underwriters of our IPO, will not execute agreements with us waiving such claims to the monies held in the trust account. Furthermore, there is no guarantee that other vendors, service providers and prospective target businesses will execute such agreements. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Our sponsor has agreed that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.10 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but we cannot assure you that it will be able to satisfy its indemnification obligations if it is required to do so. We have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we believe it is unlikely that our sponsor will be able to satisfy its indemnification obligations if it is required to do so. Additionally, the agreement our sponsor entered into specifically provides for two exceptions to the indemnity it has given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, or (2) as to any claims for indemnification by the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. As a result, if we liquidate, the per-share distribution from the trust account could be less than $10.10 due to claims or potential claims of creditors.

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after the 18 month period from the closing of our IPO and anticipate it will take no more than 10 business days to effectuate such distribution. The holders of the founder shares have waived their rights to participate in any liquidation distribution from the trust account with respect to such shares. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account. If such funds are insufficient, our sponsor has contractually agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and has contractually agreed not to seek repayment for such expenses.

If we are unable to complete an initial business combination and expend all of the net proceeds of our IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption price would be approximately $10.30. As discussed above, the proceeds deposited in the trust account could become subject to claims of our creditors that are in preference to the claims of public stockholders.

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

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $10.30 per share.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after 18 months from the closing of our IPO, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our IPO that will apply to us until the consummation of our initial business combination. These provisions cannot be amended without the approval of a majority of our stockholders. If we seek to amend any provisions of our amended and restated certificate of incorporation that would affect our public stockholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 18 months from the closing of our IPO, or by May 17, 2022, we will provide dissenting public stockholders with the opportunity to convert their public shares in connection with any such vote. This conversion right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or director nominee, or any other person. Our sponsor, officers and directors have agreed to waive any conversion rights with respect to any founder shares and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 immediately prior to or upon consummation of such business combination and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated within 18 months from the closing of our IPO, or by May 17, 2022, then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve our company;

●	upon the consummation of our IPO, approximately $127.4 million was placed into the trust account;

●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

●	prior to our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the trust account, or that votes as a class with the common stock sold in our IPO on an initial business combination.

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

Employees

We have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process we are in. Accordingly, once a suitable target business to acquire has been located, management may spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of a business combination.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2021, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between us and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	we may encounter a material weakness in our internal controls over financial reporting;

●	our financial results may fluctuate and vary based on the accounting treatment of certain of our warrants as a liability;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	our private placement warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

●	a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business;

●	if we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results;

●

if the funds held outside of our trust account are insufficient to allow us to operate until at least May 17, 2022, our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected;

●

our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by May 17, 2022;

●	if we extend the deadline by which we must consummate our initial business combination, our public stockholders will be provided the opportunity to redeem all or a portion of their shares, which would likely have a material adverse effect on the funds held in our trust account and may result in other adverse effects on us, such as our ability to maintain our listing on Nasdaq; and

●

our ability to identify a target and consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of military conflict in Ukraine.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement and in our Amendment No. 1 to the Annual Report on Form 10-K/A filed with the SEC on December 14, 2021.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located at 775 Park Avenue, New York, New York 10021, and our telephone number is (212) 450-9700. We pay $10,000 per-month to NGEN MGT II, LLC, an affiliate of our executive officers. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a) Market Information

Our units, common stock and warrants are each traded on the Nasdaq Capital Market under the symbols “BWACU,” “BWAC” and “BWACW,” respectively. Our units commenced public trading on November 13, 2020, and our common stock and warrants commenced public trading separately on December 28, 2020.

(b) Holders

On March 29, 2022, there were two holders of record of our units, twenty-one holders of record of shares of our common stock and three holders of record of our warrants.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved.]

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

Overview

We are a blank check company formed under the laws of the State of Delaware on August 5, 2020 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering and the sale of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2021 were organizational activities, those necessary to prepare for the initial public offering, described below, and to identify a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and transaction expenses.

For the year ended December 31, 2021, we had net income of $2,100,223 which consists of the change in fair value of warrant liabilities of $3,912,915, change in fair value of convertible promissory note – related party of $303,460 and interest earned on marketable securities held in the trust account of $64,088, and unrealized gain on marketable securities held in the trust account of $1,371, offset by operational costs related to potential business combinations that were pursued of $2,181,611.

For the period from August 5, 2020 (inception) through December 31, 2020, we had a net loss of $4,187,718, which consisted of formation and operating costs of $121,087, change in fair value of warrant liabilities of $4,069,896, and transaction costs incurred in connection with the initial public offering of $11,564 offset by interest income on marketable securities held in the trust account of $11,521 and an unrealized gain on marketable securities held in the trust account of $3,308.

Liquidity and Capital Resources

On November 17, 2020, we consummated the initial public offering of 11,000,000 units, at $10.00 per unit, generating gross proceeds of $110,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 4,800,000 private placement warrants at a price of $1.00 per private placement warrant in a private placement to our sponsor and EarlyBirdCapital, Inc., generating gross proceeds of $4,800,000.

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

Following the initial public offering, the partial exercise of the over-allotment option, and the sale of the private placement warrants, $111,100,000 was placed in the trust account on November 18, 2020 and $16,347,860 was placed in the trust account on November 20, 2020, respectively, for a total of $127,447,860. We incurred $2,880,354 in the initial public offering related costs, including $2,523,720 of underwriting fees and $356,634 of other costs.

For the year ended December 31, 2021, cash used in operating activities was $744,981. Net income of $2,100,223 was affected by the change in fair value of warrant liabilities of $3,912,915, change in fair value of convertible promissory note – related party of $303,460, interest earned on marketable securities held in the trust account of $64,088, and an unrealized gain on marketable securities held in our trust account of $1,371. Changes in operating assets and liabilities provided $1,436,630 of cash for operating activities.

For the period from August 5, 2020 (inception) through December 31, 2020, cash used in operating activities was $147,816. Net loss of $4,187,718 was affected by interest earned on marketable securities held in the trust account of $11,521, changes in fair value of warrant liabilities of $4,069,896, transaction costs incurred in connection with the initial public offering of $11,564 and unrealized gain on marketable securities held in the trust account of $3,308. Changes in operating assets and liabilities used $26,729 of cash for operating activities.

As of December 31, 2021, we had primarily marketable securities held in the trust account of $128,790,008 (including $80,288 of interest income and unrealized gains, net of unrealized losses) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 180 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through December 31, 2021, we did not withdraw any interest earned on the trust account to pay our taxes.

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

As of December 31, 2021, we had cash of $278,197 held outside the trust account. We intend to use the funds held outside the trust account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial business combination.

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

We expect that we will need to raise additional capital through loans or additional investments from our sponsor, stockholders, officers, directors, or third parties. Our officers, directors and sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We have agreed, commencing on November 12, 2020 through the earlier of our consummation of an initial business combination and our liquidation, to pay an affiliate of our management a total of $10,000 per month for office space, utilities and secretarial support. For the year ended December 31, 2021, we incurred $120,000 in fees for these services. At December 31, 2021 and 2020, fees of $0 and $20,000 are included in accounts payable and accrued expenses in the accompanying balance sheets, respectively.

We granted the underwriters a 45-day option from the date of the initial public offering to purchase up to 1,650,000 additional units to cover over-allotments, if any, at the initial public offering price less the underwriting discounts and commissions. On November 19, 2020, the underwriters partially exercised their over-allotment option to purchase an additional 1,618,600 units at $10.00 per unit and forfeited the remaining over-allotment option.

We have engaged EarlyBirdCapital as an advisor in connection with an initial business combination to assist us in holding meetings with its stockholders to discuss the potential initial business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with an initial business combination, assist us in obtaining stockholder approval for the initial business combination and assist us with our press releases and public filings in connection with the initial business combination. We will pay EarlyBirdCapital a cash fee for such services upon the consummation of an initial business combination in an amount equal to 3.5% of the gross proceeds of the initial public offering, or $4,416,510 (exclusive of any applicable finders’ fees which might become payable); provided that up to 30% of the fee may be allocated at our sole discretion to other FINRA members that assist us in identifying and consummating an initial business combination.

Additionally, we will pay EarlyBirdCapital a cash fee equal to 1.0% of the total consideration payable in an initial business combination if EarlyBirdCapital introduces us to the target business with which we complete an initial business combination.

We have engaged various law firms to provide legal due diligence services and business combination services related to a potential target company. All fees and expenses related to the various engagements will be deferred and are to be paid fully upon the closing of any initial business combination. The law firms will not be entitled to any fees or expense reimbursement if we do not consummate an initial business combination within our deadline. Deferred fees of $1,009,868 related to these legal services have been accrued as of December 31, 2021.

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

Warrant Liabilities

We account for the private placement warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the private placement warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the private placement warrants as liabilities at their fair value and adjusts the private placement warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The private placement warrants for periods where no observable traded price was available were valued by using a binomial lattice simulation model.

Convertible Promissory Note

We account for our convertible promissory note under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. We have made such election for our convertible promissory note. Using fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the note are recognized as non-cash change in the fair value of the convertible promissory note in the statements of operations. The fair value of the option to convert the convertible promissory note into private placement warrants was valued by utilizing a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from net income (loss) per common share because the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The impact of the adoption of ASU 2020-06 is being assessed by us; however no significant impact on the financial statements is anticipated.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Factors That May Adversely Affect Our Results of Operations

Our results of operation and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, volatility in the financial markets or economic conditions, increase of oil price and interest rate, inflation, supply chain disruption, decline in consumer confidence and spending, the on-going effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict one or more of the above events, their duration or magnitude of, or the extent to, which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Through December 31, 2021, our efforts have been limited to organizational activities, activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on August 5, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

The net proceeds of the initial public offering and the sale of the private placement warrants held in the trust account have been invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to our accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has identified a material weakness in our internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
Rosemary L. Ripley	67	Chairman of the Board of Directors, President and Chief Executive Officer
Peter S.H. Grubstein	66	Chief Financial Officer, Treasurer and Director
Shay Murphy	38	Vice President and Secretary
Brad Oberwager	52	Director
Kristopher Wood	50	Director
Jennifer Prosek	52	Director

The experience of our directors and executive officers is as follows:

Rosemary L. Ripley has served as our Chairman of the Board of Directors and Chief Executive Officer since August 2020. She has been a Managing Member and control shareholder of N*GEN since 2007. Ms. Ripley leads the firm’s focus on consumer companies with differentiated products and services in food and beverage, and personal and household care. She works actively on and with the boards of several portfolio companies including Zevia, Revolution Foods and Enzymedica. She also serves on the board of Heineken, N.V. Over her career in the consumer industry, Ms. Ripley has orchestrated transactions worth approximately $40 billion for a wide variety of companies, both large and small. Many of these transactions were with counter parties that are some of the largest multinational CPG companies in the world. Responsible for Corporate Business Development worldwide at Altria Group (previously Philip Morris Companies) from 1990 to 2005, Ms. Ripley helped accelerate growth at Altria’s operating companies, Kraft Foods and Miller Brewing Company, through expansionary growth plans and transformative acquisitions. Among the transformative transactions she led were the acquisition of Nabisco Foods, a $19 billion transaction, the initial public offering and spinout of Kraft Foods, raising $8.7 billion, and the $5.5 billion merger of Miller Brewing Company with South African Breweries. In addition to these transactions, Ms. Ripley has led numerous other transactions raising billions of dollars for a wide range of companies in the consumer industry. Prior to joining Philip Morris, she ran the Retail and Consumer Group in Investment Banking at two different boutique firms on Wall Street. Ms. Ripley also co-founded Circle Financial Group, a multi-family investment advisory firm, specializing in the investment needs of ultra-high net worth women, which has been re-branded as Circle Wealth Management. She graduated cum laude from Yale University and received an MBA from the Yale School of Management. Ms. Ripley is the wife of Peter S.H. Grubstein, our Chief Financial Officer and a director. We believe Ms. Ripley is well-qualified to serve as a member of our board of directors due to her experience as a business leader in a variety of industries and her contacts and relationships.

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

Shay Murphy has served as our Vice President and Secretary since August 2020. Mr. Murphy has been with N*GEN for nearly seven years since he began as an associate after graduating from business school in 2015 and is currently a partner. He leads N*GEN’s focus on smart cities and sustainable food systems and also supports the healthy consumer investment strategy. His duties include current portfolio management, new deal pipeline and diligence, financial modeling, and fundraising. Mr. Murphy is current a member of the Board of Directors of Encycle Corporation. From 2012 to 2013, Mr. Murphy worked at DG Energy Partners, a solar energy financial advisory start-up where he sourced and evaluated prospective new commercial-scale solar projects and developed a project finance and feasibility model that was sold and disseminated to DG Energy Partners’ financial and EPC clients. In 2006, Mr. Murphy began his career at Citigroup Global Markets in the fixed income capital markets division where his primary role was providing debt restructuring and refinancing solutions for sponsor-backed companies, corporates, and sovereign nations. Until he left in 2011, Mr. Murphy was involved in the restructuring or refinancing of over $200 billion of debt, including the $38 billion debt exchange for GMAC in December 2008. Mr. Murphy holds an MBA from NYU Stern School of Business and a B.A. in Philosophy from Columbia University where he played varsity football.

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

Kristopher Wood has served as a member of our board of directors since November 2020. Mr. Wood is a private investor in numerous private start-ups and in smaller established businesses where he often assumes an operating role in repositioning the business for dynamic growth and enhanced profitability. He has served as the President of Wellness Coaches USA, LLC, a leading provider of health and wellness program to government agencies and large employers, since November 2021. Previously, Mr. Wood served as the President of Impact Health, Inc., a provider of rapidly deployed, turn-key, COVID-19 testing programs at scale, from March 2020 to September 2021. Mr. Wood led the development of Impact Health’s COVID-19 programs and oversaw its operations and strategy. From 2012 to April 2018, Mr. Wood served as the Chief Investment Officer for Lurie Holdings, Inc., a family office, where he worked on the turnaround, sale and integration of a number of Lurie investments, including Joint Juice, which later acquired Premier Nutrition. He served as Executive Chairman of the combined company from September 2012 to August 2013 where he was active in integrating the two companies and led the subsequent sale of Premier Nutrition to Post Holdings. From 2011 to 2012, Mr. Wood was Head of Strategy for NewPage Corporation, a large freesheet paper manufacturer. From 2009 to 2011, he was Head of Strategy for Worldcolor, a large printing company. Earlier in his career, Mr. Wood was a member of the investment team at several middle market private equity companies including MidOcean Partners where he sourced investments and took active leadership roles and a member of the Global Finance Group of Deutsche Bank Securities. Mr. Wood was a director of Viamet Pharmaceuticals and was also a member of the Finance Committee of the Lurie Children’s Hospital of Chicago. He graduated cum laude with a B.S. in economics from The Wharton School of the University of Pennsylvania. We believe Mr. Wood is well-qualified to serve as a member of our board of directors due to his experience as a business leader in a variety of industries and his contacts and relationships.

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

Number and Terms of Office of Officers and Directors

Our board consists of five directors and is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Jennifer Prosek, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Brad Oberwager and Kristopher Wood, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Rosemary L. Ripley and Peter S. H. Grubstein, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, Presidents, Vice Presidents, Secretary, Assistant Secretaries, Treasurer, and such other offices as may be determined by the board of directors.

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

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Kristopher Wood qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC and has accounting or related financial management expertise.

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

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics as an exhibit to this Report. You can review the Code of Ethics by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2021, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act.

Item 11. Executive Compensation.

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

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined by our compensation committee.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 29, 2022, based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 16,105,670 shares of our common stock, issued and outstanding as of March 29, 2022. Voting power represents the voting power of shares of common stock owned beneficially by such person. The table below does not include the common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this Report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
BWA Holdings LLC (our sponsor)(2)(3)	3,154,650	19.59%
Rosemary L. Ripley (3)	3,154,650	19.59%
Peter S.H. Grubstein (3)	3,154,650	19.59%
Shay Murphy*	—	—
Brad Oberwager*	—	—
Kristopher Wood*	—	—
Jennifer Prosek*	—	—
All directors and executive officers as a group (6 individuals)(2)	3,154,650	19.59%

Other 5% Stockholders
Mizuho Financial Group, Inc.(4)	885,932	5.50%
Karpus Investment Management (5)	934,675	5.80%

*	less than 1%

(1)	Unless otherwise indicated, the business address of each of the individuals and BWA Holdings LLC is c/o Better World Acquisition Corp., 775 Park Avenue, New York, New York 10021. The business address of EarlyBirdCapital is 366 Madison Avenue, New York, New York 10017.

(2)	Represents securities held by BWA Holdings LLC, our sponsor, of which Rosemary L. Ripley and Peter S.H. Grubstein are managing members. Accordingly, all securities held by our sponsor may ultimately be deemed to be beneficially held by Ms. Ripley and Mr. Grubstein.

(3)	Does not include any securities held by BWA Holdings LLC, of which each person is a member. Each such person disclaims beneficial ownership of the reported shares other than to the extent of his ultimate pecuniary interest therein.
(4)	According to a Schedule 13G filed on February 14, 2022, by Mizuho Financial Group, Inc., Mizuho Financial Group, Inc., Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of the securities directly held by Mizuho Securities USA LLC which is their wholly-owned subsidiary. The business address for each of these reporting persons is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.
(5)	According to a Schedule 13G filed on February 14, 2022, by Karpus Management, Inc., d/b/a Karpus Investment Management. The address of the business office of each of these reporting persons is 183 Sully’s Trail, Pittsford, New York 14534.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On August 5, 2020, our sponsor paid $25,000 to cover certain of our offering costs in consideration for 3,593,750 shares of common stock (the “Founder Shares”). On November 9, 2020, our sponsor returned to us for cancellation, at no cost, an aggregate of 718,750 Founder Shares, resulting in an aggregate of 2,875,000 Founder Shares outstanding and held by our sponsor. On November 12, 2020, we effected a stock dividend of 0.1 shares for each share of common stock outstanding, resulting in an aggregate of 3,162,500 Founder Shares outstanding and held by our sponsor. The Founder Shares included, after giving retroactive effect to the share surrender and stock dividend, an aggregate of up to 412,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that our sponsor would collectively own 20% of our issued and outstanding shares after the IPO (assuming our sponsor did not purchase any Public Shares in the IPO). In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option, 7,850 Founder Shares were forfeited and 404,650 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 3,154,650 Founder Shares outstanding on November 19, 2020.

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

On November 9, 2021, our board of directors approved the extension of the date by which we have to consummate an initial business combination from November 17, 2021, to February 17, 2022. In connection with the extension, our sponsor deposited into the trust account $0.10 for each of the 12,618,600 shares issued in the IPO, for a total of $1,261,860. We issued our sponsor a non-interest bearing unsecured promissory note in the principal amount of $1,261,860. On February 17, 2022, our sponsor deposited an additional $1,261,860 (representing $0.10 per public share) into our trust account. This second deposit allowed us to extend the date by which we have to complete our initial business combination from February 17, 2022, to May 17, 2022. In connection with the deposit, we amended the note previously issued to our sponsor to increase the principal amount from $1,262,860 to $2,523,720. The note is payable by us upon the earlier of the consummation of the initial business combination or our liquidation on or before May 17, 2022. The note may be repaid in cash or convertible into private placement warrants at a price of $1.00 per private placement warrant.

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

Director Independence

Currently, Brad Oberwager, Kristopher Wood and Jennifer Prosek would each be considered an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of a company or its subsidiaries or any other individual having a relationship, which, in the opinion of our board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2021 and for the period from August 5, 2020 (inception) through December 31, 2020 totaled $97,466 and $67,745, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum any audit-related fees for the year ended December 31, 2021 and for the period from August 5, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2021 and for the period from August 5, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Marcum for any other services for the year ended December 31, 2021 and for the period from August 5, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

(1) Financial Statements

(2) Financial Statements Schedules

None

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Copies of such exhibits can be obtained on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary

Not applicable.

BETTER WORLD ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Better World Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Better World Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020 and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2021 and for the period from August 5, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from August 5, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

Melville, NY

March 31, 2022

BETTER WORLD ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS
Current assets
Cash	$278,197	$1,023,178
Prepaid expenses and other current assets	30,805	125,435
Total Current Assets	309,002	1,148,613

Cash and marketable securities held in Trust Account	128,790,008	127,462,689
TOTAL ASSETS	$129,099,010	$128,611,302

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities - Accounts payable and accrued expenses	$1,440,668	$98,668
Convertible promissory note – related party, at fair value	958,400	—
Warrant liabilities	2,641,204	6,554,119
Total Liabilities	5,040,272	6,652,787

Commitments

Common stock subject to possible redemption, $0.0001 par value; 12,618,600 shares at $10.20 per share redemption value as of December 31, 2021 and 2020, respectively	128,709,720	127,447,860

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,487,070 shares issued and outstanding (excluding 12,618,600 shares subject to possible redemption) at December 31, 2021 and 2020, respectively	348	348
Accumulated deficit	(4,651,330)	(5,489,693)
Total Stockholders’ Deficit	(4,650,982)	(5,489,345)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$129,099,010	$128,611,302

The accompanying notes are an integral part of the financial statements.

BETTER WORLD ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2021	For the Period from August 5, 2020 (Inception) Through December 31, 2020

Formation and operational costs	$2,181,611	$121,087
Loss from operations	(2,181,611)	(121,087)

Other income (expenses):
Interest earned on marketable securities held in Trust Account	64,088	11,521
Unrealized gain on marketable securities held in Trust Account	1,371	3,308
Change in fair value of Private Warrants liabilities	3,912,915	(4,069,896)
Change in fair value of convertible promissory note – related party	303,460	—
Transaction costs incurred in connection with Initial Public Offering	—	(11,564)
Total other income (expenses), net	$4,281,834	$(4,066,631)

Income (Loss) before provision for income taxes	2,100,223	(4,187,718)
Net income (loss)	$2,100,223	$(4,187,718)

Basic and diluted weighted average shares outstanding, redeemable common stock	12,618,600	3,729,603

Basic and diluted net income (loss) per share, redeemable common stock	$0.13	$(0.60)
Basic and diluted weighted average shares outstanding, non-redeemable common stock	3,487,070	3,197,253

Basic and diluted net income (loss) per share, non-redeemable common stock	0.13	$(0.60)

The accompanying notes are an integral part of the financial statements.

BETTER WORLD ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2021 AND FOR THE PERIOD FROM

AUGUST 5, 2020 THROUGH DECEMBER 31, 2020

	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balance – August 5, 2020 (inception)	—	$—	$—	$—	$—

Issuance of common stock to the Sponsor	3,117,170	316	24,684	—	25,000

Issuance of Representative Shares	377,750	33	2,633	—	2,666

Accretion for common stock to redemption amount	—	—	(2,828,675)	(1,301,975)	(4,130,650)

Contribution in excess of fair value on sale of Private Warrants	—	—	2,801,357	—	2,801,357

Forfeiture of Founder Shares	(7,850)	(1)	1	—	—

Net loss	—	—	—	(4,187,718)	(4,187,718)

Balance – December 31, 2020	3,487,070	$348	$—	$(5,489,693)	$(5,489,345)

Accretion for common stock to redemption amount				(1,261,860)	(1,261,860)

Net income	—	—	—	2,100,223	2,100,223

Balance – December 31, 2021	3,487,070	$348	$—	$(4,651,330)	$(4,650,982)

The accompanying notes are an integral part of the financial statements.

BETTER WORLD ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2021	For the Period from August 5, 2020 (Inception) Through December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$2,100,223	$(4,187,718)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(64,088)	(11,521)
Unrealized gain on marketable securities held in Trust Account	(1,371)	(3,308)
Transaction costs incurred in connection with IPO	—	11,564
Change in fair value of convertible promissory note – related party	(303,460)	—
Change in fair value of warrant liabilities	(3,912,915)	4,069,896
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	94,630	(125,397)
Accounts payable and accrued expenses	1,342,000	98,668
Net cash used in operating activities	$(744,981)	$(147,816)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	$(1,261,860)	$(127,447,860)
Net cash used in investing activities	$(1,261,860)	$(127,447,860)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	$—	$107,639
Proceeds from sale of Units, net of underwriting discounts paid	—	123,662,280
Proceeds from sale of Private Placements Warrants	—	5,285,580
Proceeds from convertible promissory note – related party	1,261,860	—
Repayment of promissory note – related party	—	(107,639)
Payment of offering costs	—	(329,006)
Net cash provided by financing activities	$1,261,860	$128,618,854

Net Change in Cash	$(744,981)	$1,023,178
Cash – Beginning of period	1,023,178	—
Cash – End of period	$278,197	$1,023,178

Non-Cash investing and financing activities:
Accretion for common stock subject to redemption amount	$1,261,860	$4,130,650
Offering costs paid by the Sponsor in exchange for issuance of founder shares	$—	$25,000
Issuance of Representative Shares	$—	$2,666

The accompanying notes are an integral part of the financial statements.

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

As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below).

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

On November 17, 2020, the underwriters notified the Company of their intention to partially exercise their over-allotment option on November 19, 2020. As such, on November 19, 2020, the Company consummated the sale of an additional 1,618,600 Units, at $10.00 per Unit, generating gross proceeds of $16,186,000, and the sale of an additional 485,580 Private Warrants, at $1.00 per Private Warrant, generating gross proceeds of $485,580. A total of $16,347,860 of the net proceeds was deposited into the Trust Account on November 20, 2020, bringing the aggregate proceeds held in the Trust Account to $127,447,860. On November 9, 2021, in connection with the first extension of the date by which the Company has to consummate a Business Combination, a total of $1,261,860 was deposited into the Trust Account.

Transaction costs amounted to $2,880,354 consisting of $2,523,720 of underwriting fees, net of reimbursement and $356,634 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on income earned on the Trust Account) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.20 per Public Share as of December 31, 2021, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

On November 9, 2021, the Company’s board of directors approved the first extension of the date by which the Company has to consummate a Business Combination (the “Combination Period”) from November 17, 2021 to February 17, 2022. In connection with the extension, the Sponsor deposited into the Trust Account $0.10 for each of the 12,618,600 shares issued in the Initial Public Offering, for a total of $1,261,860. The Company issued the Sponsor a non-interest bearing unsecured promissory note in the principal amount of $1,261,860 which is payable by the Company upon the earlier of the consummation of the Business Combination or the liquidation of the Company on or before February 17, 2022 (unless such date is extended by the Company’s board of directors to May 17, 2022). The Note may be repaid in cash or convertible into Private Warrants at a price of $1.00 per Private Warrant. On February 16, 2022, the Company’s board of directors approved the second extension of the date by which the Company has to consummate a Business Combination from February 17, 2022 to May 17, 2022. In connection with the second extension, the Sponsor deposited into the Trust Account an additional $1,261,860 ($0.10 per Public Share) on February 17, 2022, and the Company amended and restated the promissory note in its entirety solely to increase the principal amount thereunder from $1,261,860 to $2,523,720.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the amount of funds initially deposited into the Trust Account (initially $10.10 per share, subsequently increased by $0.10 per share in connection with each extension).

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

Liquidity and Going Concern

As of December 31, 2021, the Company had $278,197 in its operating bank accounts outside the Trust Account, $128,790,008 of marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith. As of December 31, 2021, $80,288 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will use the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company expects it will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and the Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 17, 2022.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities as well as the fair value of the convertible promissory note. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Cash and Marketable Securities Held in Trust Account

At December 31, 2021 and 2020, substantially all of the assets held in the Trust Account were held in a money market fund that invests in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in the interest earned on marketable securities held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined by using available market information.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2021 and December 31, 2020, respectively, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

On December 31, 2021 the common stock reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$126,186,000
Less:
Common stock issuance costs	$(2,868,790)
Plus:
Accretion of carrying value to redemption value	$5,392,510

Common stock subject to possible redemption	$128,709,720

Warrant Liabilities

The Company accounts for the Private Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Private Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Private Warrants as liabilities at their fair value and adjusts the Private Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Warrants for periods where no observable traded price was available were valued by using a binomial lattice simulation model.

Convertible Promissory Note – Related Party

The Company accounts for its convertible promissory note under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible promissory note. Using fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the note are recognized as non-cash change in the fair value of the convertible promissory note in the statements of operations. The fair value of the option to convert the convertible promissory note into Private Warrants was valued by utilizing a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 17,904,180 shares of common stock in the aggregate. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then participate in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

Reconciliation of Net Income (Loss) per Common Share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted income (loss) per common share is calculated as follows:

	Year Ended December 31, 2021		For the Period Ended August 5, 2020 (Inception) Through December 31, 2020
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
	common stock	common stock	common stock	common stock
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$1,645,500	$454,723	$(2,254,778)	$(1,932,940)
Denominator:
Basic and diluted weighted average shares outstanding	12,618,600	3,487,070	3,729,603	3,197,253
Basic and diluted net income (loss) per common share	$0.13	$0.13	$(0.60)	$(0.60)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation maximum coverage of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 10).

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The impact of the adoption of ASU 2020-06 is being assessed by the Company; however no significant impact on the financial statements is anticipated.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — PUBLIC OFFERING

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

NOTE 4 — PRIVATE PLACEMENT

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

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On August 5, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 3,593,750 shares of common stock (the “Founder Shares”). On November 9, 2020, the Sponsor returned to the Company for cancellation, at no cost, an aggregate of 718,750 Founder Shares, resulting in an aggregate of 2,875,000 Founder Shares outstanding and held by the Sponsor. On November 12, 2020, the Company effected a stock dividend of 0.1 shares for each share of common stock outstanding, resulting in an aggregate of 3,162,500 Founder Shares outstanding and held by the Sponsor. The Founder Shares included, after giving retroactive effect to the share surrender and stock dividend, an aggregate of up to 412,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option, 7,850 Founder Shares were forfeited and 404,650 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 3,154,650 Founder Shares outstanding as of December 31, 2021.

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

Due from the Sponsor

At the closing of the Initial Public Offering on November 17, 2020, an aggregate amount of $25,038 was due to the Company. Such amount was paid by the Sponsor to the Company and was included in the prepaid expenses and other current assets on the balance sheet at December 31, 2020. No balance remains outstanding as of December 31, 2021.

Administrative Services Agreement

The Company has agreed, commencing on November 12, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Company’s management a total of $10,000 per month for office space, utilities and secretarial support. For the year ended December 31, 2021, the Company incurred $120,000 in fees for these services. For the period from August 5, 2020 (inception) through December 31, 2020, the Company incurred $20,000 in fees for these services. At December 31, 2021 and 2020, fees of $0 and $20,000 are included in accounts payable and accrued expenses in the accompanying balance sheets, respectively.

Promissory Note — Related Party

On August 5, 2020, the Company issued an unsecured promissory note to the Sponsor (the “IPO Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. This IPO Promissory Note was non-interest bearing and payable on the earlier of (i) March 31, 2021, (ii) the consummation of the Initial Public Offering or (iii) the date on which the Company determined not to proceed with the Initial Public Offering. The outstanding balance under this IPO Promissory Note was repaid subsequent to the Initial Public Offering. As of December 31, 2021 and 2020, no balance is outstanding under this IPO Promissory Note. Borrowings under this IPO Promissory Note are no longer available.

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

Convertible Promissory Note – Related Party

On November 9, 2021, the Company issued a promissory note in the principal amount of $1,261,860 (the “Extension Payment”) to the Sponsor in connection with the Extension (as defined above). The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s Business Combination is consummated and (ii) the liquidation of the Company on or before May 17, 2022 or such later liquidation date as may be approved by the Company’s stockholders. At the election of the Sponsor, all or a portion of the unpaid principal amount of the Note may be converted into warrants of the Company, each warrant exercisable for one share of common stock of the Company upon the consummation of its Business Combination, equal to: (x) the portion of the principal amount of the Note being converted, divided by (y) $1.00, rounded up to the nearest whole number of warrants. As of December 31, 2021, there was a $1,261,860 balance outstanding under the Convertible Promissory Note. The Convertible Promissory Note was valued using the fair value method. The fair value of the note as of December 31, 2021, was $958,400, which resulted in a change in fair value of the convertible promissory note of $303,460 recorded in the statements of operations for the year ended December 31, 2021 (see Note 10). On February 17, 2022, the Company amended and restated the Convertible Promissory Note in its entirety solely to increase the principal amount thereunder from $1,261,860 to $2,523,720.

NOTE 6 — COMMITMENTS

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

Legal Fee Agreements

The Company has engaged various law firms to provide legal due diligence services and business combination services related to a potential target company. All fees and expenses related to the various engagements will be deferred and are to be paid fully upon the closing of any Business Combination of the Company. The law firms will not be entitled to any fees or expense reimbursement if the Company does not consummate a Business Combination within its deadline. Deferred fees of $1,009,868 related to these legal services have been accrued as of December 31, 2021.

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2021 and 2020, there were 3,487,070 shares of common stock issued and outstanding, excluding 12,618,600 shares of common stock subject to possible redemption which are presented as temporary equity.

NOTE 8 — WARRANTS

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

NOTE 9 — INCOME TAX

The Company’s net deferred tax assets at December 31, 2021 and 2020 is as follows:

	December 31,	December 31,
	2021	2020
Deferred tax asset
Net operating loss carryforward	$52,219	$25,402
Startup/organization expenses	416,002	—
Unrealized gain on marketable securities	(1,515)	(3,088)
Total deferred tax asset	466,706	22,314
Valuation Allowance	(466,706)	(22,314)
Deferred tax asset. net	$—	$—

The income tax provision for the year ended December 31, 2021 and for the period from August 5, 2020 through December 31, 2020 consists of the following:

	Year Ended December 31,	For the Period from August 5, 2020 Through December 31,
	2021	2020
Federal
Deferred	$(444,392)	$(22,314)

State and Local
Current	—	—
Deferred expense	—	—

Change in valuation allowance	444,392	22,314

Income tax provision	$—	$—

As of December 31, 2021 and 2020, the Company had a U.S. federal net operating loss carryover of $248,660 and $120,962, respectively, available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from August 5, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $22,314. For the year ended December 31, 2021, the change in the valuation allowance was $444,392.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the year ended December 31, 2021 and for the period from August 5, 2020 (inception) through December 31, 2020 is as follows:

	Year Ended December 31, 2021	Period from August 5, 2020 (Inception) Through December 31, 2020

Statutory federal income tax rate	21.0%	21.0%
Change in fair value of warrant liabilities	-39.1%	-20.4%
Change in fair value of convertible promissory note	-3.0%	—%
Transaction costs incurred in connection with Initial Public Offering	—%	-0.1%
Change in Valuation allowance	21.1%	-0.5%
Income tax provision	—%	—%

The Company files income tax returns in the U.S. federal and New York jurisdiction and is subject to examination by the various taxing authorities.

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

NOTE 10 — FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$128,790,008	$127,462,689

Liabilities:
Warrant liabilities – Private Warrants	3	$2,641,204	$6,554,119
Convertible promissory note – related party	3	$958,400	$—

Warrant Liabilities

The Private Warrants were accounted for as a liability in accordance with ASC 815-40 and are presented within warrant liability on the balance sheets. The warrant liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liability in the statements of operations.

The Private Warrants were valued using a binomial lattice model. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of common stock and one Public Warrant) and (ii) the sale of Private Warrants, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to common stock subject to possible redemption. The Private Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The following are the inputs used by the Company in establishing the fair value of its Private Warrants at December 31, 2021 and 2020.

Input	December 31, 2020	December 31, 2021
Risk-free interest rate	0.40%	1.15%
Trading days per year	252	252
Expected volatility	17.9%	9.6%
Exercise price	$11.50	$11.50
Stock Price	$10.15	$10.17

On December 31, 2021 and 2020, the Private Warrants were determined to be $0.50 per warrant and $1.24 per warrant, respectively, for an aggregate value of $2.64 million and $6.55 million, respectively.

The following table presents the changes in the fair value of the warrant liabilities:

Private Placement
Fair value as of December 31, 2020	$6,554,119
Change in valuation inputs or other assumptions	(3,912,915)
Fair value as of December 31, 2021	$2,641,204

Convertible Promissory Note – Related Party

The fair value of the option to convert the convertible promissory note into Private Warrants was valued by utilizing a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology.

The estimated fair value of the convertible promissory note was based on the following significant inputs:

December 31, 2021
Risk-free interest rate	1.29%
Time to Expiration (in years)	$5.38
Expected volatility	9.6%
Exercise price	$11.50
Dividend yield	0.00%
Stock Price	$10.17
Probability of transaction	75.00%

The following table presents the changes in the fair value of the Level 3 convertible promissory note:

Fair value as of January 1, 2021	$—
Proceeds received through Convertible Promissory Note	1,261,860
Change in fair value	(303,460)
Fair value as of December 31, 2021	$958,400

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the year ended December 31, 2021 for the convertible promissory note.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Trust Extension

On February 16, 2022, the Company issued a press release announcing that its Sponsor has requested that the Company extend the date by which the Company has to consummate a Business Combination from February 17, 2022 to May 17, 2022 (the “Extension”). The Extension is the second of two three-month extensions permitted under the Company’s governing documents. In connection with the Extension, the Sponsor has notified the Company that it intends to deposit an aggregate of $1,261,860 (representing $0.10 per public share) into the Company’s Trust Account on or before February 17, 2022. The Extension provides the Company with additional time to complete its Business Combination.

On November 16, 2021, the Company had previously issued a promissory note (the “Note”) in the principal amount of $1,261,860 to the Company’s Sponsor. On February 17, 2022, the Company amended and restated the Note (the “Amended Note”) in its entirety solely to increase the principal amount thereunder from $1,262,860 to $2,523,720. On February 18, 2022, the Company issued a press release announcing that the Sponsor had deposited an additional $1,262,860 (representing $0.10 per public share) into the Company’s Trust Account for its public stockholders. This deposit enables the Company to extend the date by which the Company has to complete its Business Combination from February 17, 2022 to May 17, 2022.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 12, 2020, by and between the Company and EBC, as representative of the several underwriters. (1)
1.2	Business Combination Marketing Agreement, dated November 12, 2020, by and between the Company and EBC. (1)
3.1	Amended and Restated Certificate of Incorporation. (1)
3.2	Bylaws. (2)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Common Stock Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Warrant Agreement, dated November 12, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.5	Description of Registered Securities (4)
10.1	Letter Agreement, dated November 12, 2020, by and among the Company, its officers, its directors and the Sponsor. (1)
10.2	Investment Management Trust Agreement, dated November 12, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.3	Registration Rights Agreement, dated November 12, 2020, by and among the Company, the Sponsor and EBC. (1)
10.4	Administrative Services Agreement, dated November 12, 2020, by and between the Company and NGEN MGT II, LLC. (1)
10.5	Private Placement Warrant Purchase Agreement, dated November 12, 2020, by and between the Company and the Sponsor. (1)
10.6	Private Placement Warrant Purchase Agreement, dated November 12, 2020, by and between the Company and EBC. (1)
10.7	Stock Escrow Agreement, dated November 12, 2020, by and between the Company and CST. (1)
10.8	Form of Indemnification Agreement (2)
10.9	Amended and Restated Promissory Note dated February 17, 2022. (3)
14.1*	Code of Ethics.
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Audit Committee Charter.
99.2*	Compensation Committee Charter.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 18, 2020.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on October 7, 2020, as amended.

(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 18, 2022.
(4)	Incorporated by reference to the Company’s Form 10-K, filed with the SEC on June 11, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2022	Better World Acquisition Corp.

	By:	/s/ Rosemary L. Ripley
	Name:	Rosemary L. Ripley
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Rosemary L. Ripley	Chief Executive Officer, Chairman of the Board and President	March 31, 2022
Rosemary L. Ripley	(Principal Executive Officer)

/s/ Peter S.H. Grubstein	Chief Financial Officer and Director	March 31, 2022
Peter S.H. Grubstein	(Principal Financial and Accounting Officer)

/s/ Brad Oberwager	Director	March 31, 2022
Brad Oberwager

/s/ Kristopher Wood	Director	March 31, 2022
Kristopher Wood

/s/ Jennifer Prosek	Director	March 31, 2022
Jennifer Prosek