Form 10-Q
period 2022-03-31
Better World Acquisition Corp.
filed 2022-05-13
CIK 1821146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

(Registrant’s telephone number)

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

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 13, 2022, 10,518,760 shares of common stock, par value $0.0001 per share, were issued and outstanding.

BETTER WORLD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BETTER WORLD ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$75,862	$278,197
Prepaid expenses and other current assets	13,388	30,805
Total Current Assets	89,250	309,002

Cash and marketable securities held in Trust Account	130,121,511	128,790,008
TOTAL ASSETS	$130,210,761	$129,099,010

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities - Accounts payable and accrued expenses	$479,551	$430,800
Deferred legal fees	1,245,464	1,009,868
Convertible promissory note – related party, at fair value	1,883,000	958,400
Warrant Liabilities	896,613	2,641,204
Total Liabilities	4,504,628	5,040,272

Commitments and Contingencies

Common stock subject to possible redemption; $0.0001 par value; 12,618,600 shares at $10.30 per share redemption value as of March 31, 2022 and $ 10.20 per share redemption value as of December 31, 2021	129,971,580	128,709,720

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,487,070 shares issued and outstanding (excluding 12,618,600 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	348	348
Accumulated deficit	(4,265,795)	(4,651,330)
Total Stockholders’ Deficit	(4,265,447)	(4,650,982)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$130,210,761	$129,099,010

The accompanying notes are an integral part of the unaudited condensed financial statements.

BETTER WORLD ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Operational costs	$504,099	$155,948
Loss from operations	(504,099)	(155,948)

Other income:
Interest earned on marketable securities held in Trust Account	52,360	24,443
Unrealized gain on marketable securities held in Trust Account	17,283	12,747
Change in fair value of Private Warrants liabilities	1,744,591	951,404
Change in fair value of convertible promissory note – related party	337,260	—
Total other income	$2,151,494	$988,594

Net income	$1,647,395	$832,646

Basic and diluted weighted average shares outstanding, redeemable common stock	12,618,600	12,618,600

Basic and diluted net income per share, redeemable common stock	$0.10	$0.05
Basic and diluted weighted average shares outstanding, non-redeemable common stock	3,487,070	3,487,070

Basic and diluted net income per share, non-redeemable common stock	$0.10	$0.05

The accompanying notes are an integral part of the unaudited condensed financial statements.

BETTER WORLD ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balance – January 1, 2022	3,487,070	$348	$—	$(4,651,330)	$(4,650,982)

Accretion for common stock to redemption amount	—	—	—	(1,261,860)	(1,261,860)

Net income	—	—	—	1,647,395	1,647,395

Balance – March 31, 2022 (unaudited)	3,487,070	$348	—	$(4,265,795)	$(4,265,447)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock		Additional Paid	Accumulated	Total Stockholder ’
	Shares	Amount	in Capital	Deficit	Deficit
Balance – January 1, 2021	3,487,070	$348	$—	$(5,489,693)	$(5,489,345)

Net income	—	—	—	832,646	832,646

Balance – March 31, 2021 (unaudited)	3,487,070	$348	—	$(4,657,047)	$(4,656,699)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BETTER WORLD ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$1,647,395	$832,646
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(52,360)	(24,443)
Unrealized gain on marketable securities held in Trust Account	(17,283)	(12,747)
Change in fair value of convertible promissory note – related party	(337,260)	—
Change in fair value of Private Warrant liabilities	(1,744,591)	(951,404)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	17,417	(19,269)
Accounts payable and accrued expenses	48,751	46,031
Deferred legal fees payable	235,596	—
Net cash used in operating activities	(202,335)	(129,186)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	$(1,261,860)	$—
Net cash used in investing activities	$(1,261,860)	$—

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	—	107,639
Repayment of promissory note – related party	—	(107,639)
Proceeds from convertible promissory note – related party	1,261,860	—
Net cash provided by financing activities	1,261,860	—

Net Change in Cash	(202,335)	(129,186)
Cash – Beginning of period	278,197	1,023,178
Cash – End of period	$75,862	$893,992

Non-Cash investing and financing activities:
Accretion for common stock to redemption amount	$1,261,860	$—
Deferred legal fees payable	$235,596	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from August 5, 2020 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below).

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

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.30 per Public Share as of March 31, 2022 and $10.20 per Public Share as of December 31, 2021, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

On November 9, 2021, the Company’s board of directors approved the first extension of the date by which the Company has to consummate a Business Combination (the “Combination Period”) from November 17, 2021 to February 17, 2022. In connection with the extension, the Sponsor deposited into the Trust Account $0.10 for each of the 12,618,600 shares issued in the Initial Public Offering, for a total of $1,261,860. The Company issued the Sponsor a non-interest bearing unsecured promissory note in the principal amount of $1,261,860 which is payable by the Company upon the earlier of the consummation of the Business Combination or the liquidation of the Company on or before February 17, 2022 (unless such date is extended by the Company’s board of directors to May 17, 2022). The Note may be repaid in cash or convertible into Private Warrants at a price of $1.00 per Private Warrant. On February 16, 2022, the Company’s board of directors approved the second extension of the date by which the Company has to consummate a Business Combination from February 17, 2022 to May 17, 2022. In connection with the second extension, the Sponsor deposited into the Trust Account an additional $1,261,860 ($0.10 per Public Share) on February 17, 2022, and the Company amended and restated the promissory note in its entirety solely to increase the principal amount thereunder from $1,261,860 to $2,523,720. On May 12, 2022, the Company held a special meeting of stockholders in which a proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a Business Combination from May 17, 2022 to August 17, 2022 was approved by the stockholders. In connection with this extension, the Company will deposit $500,000 into the Trust Account on or before May 17, 2022. (see Note 10)

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and the military conflict in the Ukraine and has concluded that while it is reasonably possible that the virus and the military conflict could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impacts are not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Liquidity and Going Concern

As of March 31, 2022, the Company had $75,862 in its operating bank accounts and $130,121,511 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith. As of March 31, 2022, $149,931 of the amount on deposit in the Trust Account represented accrued interest income, which can be withdrawn to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will use the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company expects it will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and the Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through the liquidation date of August 17, 2022.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. On May 12, 2022, the Company held a special meeting of stockholders at which a proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a Business Combination from May 17, 2022 to August 17, 2022 was approved by stockholders (See Note 10). No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 17, 2022.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 31, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the balance sheet for December 31, 2021 to reclassify the deferred legal fees balance from accrued expenses to a separate deferred legal fees line.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Two of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities as well as the fair value of the convertible promissory note. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Cash and Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, respectively, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, respectively, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At March 31, 2022 and December 31, 2021, the common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$126,186,000
Less:
Common stock issuance costs	(2,868,790)
Plus:
Accretion of carrying value to redemption value	5,392,510

Common stock subject to possible redemption – December 31, 2021	$128,709,720

Plus:
Accretion of carrying value to redemption value	1,261,860

Common stock subject to possible redemption – March 31, 2022	$129,971,580

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

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from income per common share as the redemption value approximates fair value.

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 17,904,180 shares of common stock in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then participate in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

Reconciliation of Net Income per Common Share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted net income per common share is calculated as follows:

	Three Months Ended March 31,
	2022		2021
	Redeemable	Non-redeemable	Redeemable	Non-redeemable
	common stock	common stock	common stock	common stock
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$1,290,714	$356,681	$652,368	$180,278
Denominator:
Basic and diluted weighted average shares outstanding	12,618,600	3,487,070	12,618,600	3,487,070
Basic and diluted net income per common share	$0.10	$0.10	$0.05	$0.05

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation maximum coverage of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 9).

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company assessed the potential impact of ASU 2020-06 and determined it would not have a material impact on the condensed financial statements as presented.

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

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On August 5, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 3,593,750 shares of common stock (the “Founder Shares”). On November 9, 2020, the Sponsor returned to the Company for cancellation, at no cost, an aggregate of 718,750 Founder Shares, resulting in an aggregate of 2,875,000 Founder Shares outstanding and held by the Sponsor. On November 12, 2020, the Company effected a stock dividend of 0.1 shares for each share of common stock outstanding, resulting in an aggregate of 3,162,500 Founder Shares outstanding and held by the Sponsor. The Founder Shares included, after giving retroactive effect to the share surrender and stock dividend, an aggregate of up to 412,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option, 7,850 Founder Shares were forfeited and 404,650 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 3,154,650 Founder Shares outstanding at March 31, 2022.

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

Due from Sponsor

At the closing of the Initial Public Offering on November 17, 2020, an aggregate amount of $25,038 was due to the Company. Such amount was paid by the Company to the Sponsor and was included in the prepaid expenses and other current assets on the balance sheet at December 31, 2020. No balance remains outstanding as of March 31, 2022.

Administrative Support Agreement

The Company has agreed, commencing on November 12, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Company’s management a total of $10,000 per month for office space, utilities and secretarial support.. For the three months ended March 31, 2022 and 2021, the Company incurred $30,000 and $30,000, respectively, in fees for these services, of which at March 31, 2022 and 2021, $30,000 and $10,000, respectively, are included in accrued expenses in the accompanying condensed balance sheets.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Promissory Note — Related Party

On August 5, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) March 31, 2021, (ii) the consummation of the Initial Public Offering or (iii) the date on which the Company determined not to proceed with the Initial Public Offering. The outstanding balance under the Promissory Note was repaid subsequent to the Initial Public Offering. As of March 31, 2022 and December 31, 2021, respectively, no balance is outstanding under the Promissory Note. Borrowings under the Promissory Note are no longer available.

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

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (up to May 17, 2022 to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account $1,261,860 ($0.10 per Public Share), on or prior to the date of the applicable deadline, for each three month extension. Any such payments would be made in the form of a non-interest bearing, unsecured promissory note. Such notes would either be paid upon consummation of a Business Combination, or, at the relevant insider’s discretion, converted upon consummation of a Business Combination into additional Private Warrants at a price of $1.00 per Private Warrant. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination. On May 12, 2022, the Company held a special meeting of stockholders at which a proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a Business Combination from May 17, 2022 to August 17, 2022 was approved by stockholders (See Note 10).

Convertible Promissory Note – Related Party

On November 9, 2021, the Company issued a promissory note in the principal amount of $1,261,860 (the “Extension Payment”) to the Sponsor in connection with the Extension (as defined above). On February 17, 2022, the Company amended and restated the Convertible Promissory Note in its entirety solely to increase the principal amount thereunder from $1,261,860 to $2,523,720. The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s Business Combination is consummated and (ii) the liquidation of the Company on or before August 17, 2022 or such later liquidation date as may be approved by the Company’s stockholders. On May 12, 2022, the Company held a special meeting of stockholders in which a proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a Business Combination from May 17, 2022 to August 17, 2022 was approved by stockholders (See Note 10). At the election of the Sponsor, up to $1,500,000 of the unpaid principal amount of the Note may be converted into warrants of the Company, each warrant exercisable for one share of common stock of the Company upon the consummation of its Business Combination, equal to: (x) the portion of the principal amount of the Note being converted, divided by (y) $1.00, rounded up to the nearest whole number of warrants. As of March 31, 2022, there was a $2,523,720 balance outstanding under the Convertible Promissory Note. The Convertible Promissory Note was valued using the fair value method. The fair value of the note as of March 31, 2022, was $1,883,000, which resulted in a change in fair value of the convertible promissory note of $337,260 recorded in the statements of operations for the three months ended March 31, 2022 (see Note 9).

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

Legal Fee Agreements

The Company has engaged various law firms to provide legal due diligence services and business combination services related to potential target companies. All fees and expenses related to the various engagements will be deferred and are to be paid fully upon the closing of any Business Combination. The law firms will not be entitled to any contingent fees or expense reimbursement if the Company does not consummate a Business Combination within its deadline. Deferred fees of $1,201,086 and $1,009,868 related to these legal services have been accrued as of March 31, 2022 and December 31, 2021, respectively.

Service Agreement

The Company has engaged a financial advisor to provide financial advisory services related to a potential target company. In connection with this agreement, the Company may be required to pay fees in connection with their services to the extent that certain conditions, including the closing of a potential Business Combination, are met. If a Business Combination does not occur, the Company would not expect to be required to pay these contingent fees. There can be no assurance that the Company will complete a Business Combination. As of March 31, 2022 and December 31, 2021 there were no service fees accrued related to the advisory service agreement.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Trust Extension

On February 16, 2022, the Company issued a press release announcing that its Sponsor has requested that the Company extend the date by which the Company has to consummate a Business Combination from February 17, 2022 to May 17, 2022 (the “Extension”). The Extension is the second of two three-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its Business Combination. On February 18, 2022, the Company issued a press release announcing that the Sponsor had deposited an additional $1,261,860 (representing $0.10 per public share) into the Trust Account for its public stockholders. On May 12, 2022, the Company held a special meeting of stockholders in which a proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a Business Combination from May 17, 2022 to August 17, 2022 was approved by the stockholders. In connection with this extension, the Company will deposit $500,000 into the Trust Account on or before May 17, 2022. In connection with the extension amendment, stockholders holding approximately 5,586,910 shares of the Company’s redeemable common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account at a redemption price of approximately $10.30 per share. (see Note 10).

On November 16, 2021, the Company had previously issued a promissory note (the “Note”) in the principal amount of $1,261,860 to the Company’s Sponsor. On February 17, 2022, the Company amended and restated the Note in its entirety solely to increase the principal amount thereunder from $1,262,860 to $2,523,720.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, respectively, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 3,487,070 shares of common stock issued and outstanding, excluding 12,618,600 shares of common stock subject to possible redemption which are presented as temporary equity. In connection with the extension on May 12, 2022, stockholders holding 5,586,910 shares of the Company’s redeemable common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account at a redemption price of approximately $10.30 per share. (see Note 10).

NOTE 8. WARRANTS

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

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

MARCH 31, 2022

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, respectively, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$130,121,511	$128,790,008

Liabilities:
Warrant liabilities – Private Warrants	3	$896,613	$2,641,204
Convertible promissory note – related party	3	$1,883,000	$958,400

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Warrant Liabilities

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

The following are the inputs used by the Company in establishing the fair value of its Private Warrants at March 31, 2022 and December 31, 2021.

Input	March 31, 2022	December 31, 2021
Risk-free interest rate	2.42%	1.15%
Trading days per year	252	252
Expected volatility	2.9%	9.6%
Exercise price	$11.50	$11.50
Stock Price	$10.28	$10.17

On December 31, 2021 and March 31, 2022, the Private Warrants were determined to be $0.17 per warrant and $0.50 per warrant, respectively, for an aggregate value of $0.09 million and $2.64 million, respectively.

The following table presents the changes in the fair value of the warrant liabilities:

Private Placement
Fair value as of December 31, 2021	$2,641,204
Change in valuation inputs or other assumptions	(1,744,591)
Fair value as of March 31, 2022	$896,613

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Convertible Promissory Note – Related Party

The fair value of the option to convert the convertible promissory note into Private Warrants was valued by utilizing a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology.

The estimated fair value of the convertible promissory note was based on the following significant inputs:

March 31, 2022
Risk-free interest rate	2.40%
Time to Expiration (in years)	5.13
Expected volatility	2.9%
Exercise price	$11.50
Dividend yield	0.00%
Stock Price	$10.28
Probability of transaction	75.00%

The following table presents the changes in the fair value of the Level 3 convertible promissory note:

Fair value as of January 1, 2021	$958,400
Proceeds received through Convertible Promissory Note	1,261,860
Change in fair value	(337,260)
Fair value as of March 31, 2022	$1,883,000

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2022 for the convertible promissory note.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On April 14, 2022 the Sponsor advanced to the Company $200,000 to be used for working capital purposes.

On May 12, 2022, the Company held a special meeting of stockholders in which a proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must (i) consummate a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses, which we refer to as a “Business Combination”, (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s common stock included as part of the units sold in the Company’s Initial Public Offering, from May 17, 2022 to August 17, 2022 was approved by stockholders. In connection with the extension amendment, stockholders holding 5,586,910 shares of the Company’s redeemable common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account at a redemption price of approximately $10.30 per share. As a result, approximately $57.5 million in cash will be removed from the Trust Account to pay such holders. In connection with the extension, the Company has agreed to deposit $500,000 into the Trust Account on or prior to May 17, 2022.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2022.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 5, 2020 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and transaction expenses.

For the three months ended March 31, 2022, we had net income of $1,647,395 which consists of the change in fair value of warrant liability of $1,744,591, change in fair value of convertible promissory note – related party of $337,260, interest earned on marketable securities held in the Trust Account of $52,360, and unrealized gain on marketable securities held in the Trust Account of $17,283, offset by formation and operational costs of $504,099.

For the three months ended March 31, 2021, we had net income of $832,646, which consists of the change in fair value of warrant liability of $951,404 and interest earned on marketable securities held in the Trust Account of $24,443, and unrealized loss on marketable securities held in the Trust Account of $12,747, offset by formation and operational costs of $155,948.

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

For the three months ended March 31, 2022, cash used in operating activities was $202,335. Net income of $1,647,395 was affected by the change in fair value of warrant liability of $1,744,591, change in fair value of convertible promissory note – related party of $337,260, interest earned on marketable securities held in the Trust Account of $52,360, and unrealized gain on marketable securities held in the Trust Account of $17,283. Changes in operating assets and liabilities provided $301,764 of cash for operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $129,186. Net income of $832,646 was affected by the change in fair value of warrant liability of $951,404, interest earned on marketable securities held in the Trust Account of $24,443, and an unrealized gain on marketable securities held in our Trust Account of $12,747. Changes in operating assets and liabilities provided $26,762 of cash for operating activities.

As of March 31, 2022, in the U.S.-based trust account (the “trust account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee, we had cash held of $2,446 and marketable securities held in the trust account of $130,119,066 (including approximately $149,931 of interest income and unrealized gains, net of unrealized losses) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 180 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through March 31, 2022, we did not withdraw any interest earned on the trust account to pay our taxes.

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

As of March 31, 2022, we had cash of $75,862 held outside the trust account. We intend to use the funds held outside the trust account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial business combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We have agreed, commencing on November 12, 2020 through the earlier of our consummation of an initial business combination and our liquidation, to pay an affiliate of our management a total of $10,000 per month for office space, utilities and secretarial support. For the three months ended March 31, 2022 and 2021, the Company incurred and paid $30,000 in fees for these services, respectively, of which fees of $30,000 and $10,000 are included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

We have engaged various law firms to provide legal due diligence services and business combination services related to potential target companies. All fees and expenses related to the various engagements will be deferred and are to be paid fully upon the closing of any Business Combination. The law firms will not be entitled to any contingent fees or expense reimbursement if we do not consummate an initial business combination within our deadline. Deferred fees of $1,201,086 and $1,009,868 related to these legal services have been accrued as of March 31, 2022 and December 31, 2021, respectively.

We have engaged a financial advisor to provide financial advisory services related to potential targets for a Business Combination. In connection with this agreement, we may be required to pay fees in connection with their services to the extent that certain conditions, including the closing of a potential Business Combination, are met. If a Business Combination does not occur, we would not expect to be required to pay these contingent fees. There can be no assurance that the Company will complete a Business Combination.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

Net Income per Common Share

Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from net income per common share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company assessed the potential impact of ASU 2020-06 and determined that it would not have a material impact on the condensed financial statements as presented.

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

As required by Rule 13a-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to our accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K filed with the SEC on March 31, 2022. As of the date of this Quarterly Report on Form 10-Q, except as disclosed below, there have been no material changes to the risk factors previously disclosed in our final prospectus filed with the SEC on November 17, 2020 and in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Changes in applicable laws or regulations, including the SEC’s proposed new rules regarding SPAC transactions (if adopted), or a failure to comply with any applicable laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Business Combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our Business Combination and may significantly increase the costs and time related thereto.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
10.1	Amended and Restated Promissory Note dated February 17, 2022 (Incorporated by reference to the Company’s Form 8-K, filed with the SEC on February 18, 2022)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETTER WORLD ACQUISITION CORP.

Date: May 13, 2022	By:	/s/ Rosemary L. Ripley
	Name:	Rosemary L. Ripley
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Peter S.H. Grubstein
	Name:	Peter S.H. Grubstein
	Title:	Chief Financial Officer
(Principal Financial Officer)