Form 10-Q
period 2022-06-30
Better World Acquisition Corp.
filed 2022-08-03
CIK 1821146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 3, 2022, 10,518,760 shares of common stock, par value $0.0001 per share, were issued and outstanding.

BETTER WORLD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BETTER WORLD ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$55,654	$278,197
Prepaid expenses and other current assets	98,917	30,805
Total Current Assets	154,571	309,002

Cash and marketable securities held in Trust Account	72,996,077	128,790,008
TOTAL ASSETS	$73,150,648	$129,099,010

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities - Accounts payable and accrued expenses	$418,707	$430,800
Advance from related parties	100,000	—
Deferred legal fees	1,320,171	1,009,868
Convertible promissory note – related party, at fair value	1,914,000	958,400
Warrant Liabilities	316,828	2,641,204
Income taxes payable	4,279	—
Total Liabilities	4,073,985	5,040,272

Commitments and Contingencies

Common stock subject to possible redemption; $0.0001 par value; 7,031,690 shares at $10.37 per share redemption value as of June 30, 2022 and 12,618,600 shares at $10.20 per share redemption value as of December 31, 2021	72,926,407	128,709,720

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,487,070 shares issued and outstanding (excluding 7,031,690 and 12,618,600 shares subject to possible redemption) at June 30, 2022 and December 31, 2021, respectively	348	348
Accumulated deficit	(3,850,092)	(4,651,330)
Total Stockholders’ Deficit	(3,849,744)	(4,650,982)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$73,150,648	$129,099,010

The accompanying notes are an integral part of the unaudited condensed financial statements.

BETTER WORLD ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Operational costs	$427,107	$257,159	$931,206	$413,107
Loss from operations	(427,107)	(257,159)	(931,206)	(413,107)

Other income (expense):
Interest earned on marketable securities held in Trust Account	116,665	11,395	169,025	35,838
Unrealized loss on marketable securities held in Trust Account	(18,361)	(13,922)	(1,078)	(1,175)
Change in fair value of Private Warrants liabilities	579,785	158,568	2,324,376	1,109,972
Change in fair value of convertible promissory note – related party	669,000	—	1,006,260	—
Other income	1,347,089	156,041	3,498,583	1,144,635

Income (loss) before provision for income taxes	919,982	(101,118)	2,567,377	731,528
Provision for income taxes	(4,279)	—	(4,279)	—
Net income (loss)	$915,703	$(101,118)	$2,563,098	$731,528

Basic and diluted weighted average shares outstanding, redeemable common stock	9,671,658	12,618,600	11,136,989	12,618,000
Basic and diluted net income (loss) per share, redeemable common stock	$0.07	$(0.01)	$0.18	$0.05
Basic and diluted weighted average shares outstanding, non-redeemable common stock	3,487,070	3,484,070	3,487,070	3,484,070
Basic and diluted net income (loss) per share, non-redeemable common stock	$0.07	$(0.01)	$0.18	$0.05

The accompanying notes are an integral part of the unaudited condensed financial statements.

BETTER WORLD ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balance – January 1, 2022	3,487,070	$348	$—	$(4,651,330)	$(4,650,982)

Accretion for common stock to redemption amount	—	—	—	(1,261,860)	(1,261,860)

Net income	—	—	—	1,647,395	1,647,395

Balance – March 31, 2022 (unaudited)	3,487,070	$348	—	$(4,265,795)	$(4,265,447)

Accretion for common stock to redemption amount		—	—	(500,000)	(500,000)

Net income	—	—	—	915,703	915,703

Balance – June 30, 2022 (unaudited)	3,487,070	$348	—	$(3,850,092)	$(3,849,744)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock		Additional Paid	Accumulated	Total Stockholder ’
	Shares	Amount	in Capital	Deficit	Deficit
Balance – January 1, 2021	3,487,070	$348	$—	$(5,489,693)	$(5,489,345)

Net income	—	—	—	832,646	832,646

Balance – March 31, 2021 (unaudited)	3,487,070	$348	—	$(4,657,047)	$(4,656,699)

Net loss	—	—	—	(101,118)	(101,118)

Balance – June 30, 2021 (unaudited)	3,487,070	$348	—	$(4,758,165)	$(4,757,817)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BETTER WORLD ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$2,563,098	$731,528
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(169,025)	(35,838)
Unrealized gain on marketable securities held in Trust Account	1,078	1,175
Change in fair value of convertible promissory note – related party	(1,006,260)	—
Change in fair value of Private Warrant liabilities	(2,324,376)	(1,109,972)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(68,112)	12,573
Accounts payable and accrued expenses	(12,093)	80,480
Income taxes payable	4,279	—
Deferred legal fees payable	310,303	—
Net cash used in operating activities	(701,108)	(320,054)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(1,761,860)	—
Cash withdrawn from Trust Account to pay franchise taxes	178,565	—
Cash withdrawn from Trust Account in connection with redemption	57,545,173	—
Net cash provided by investing activities	55,961,878	—

Cash Flows from Financing Activities:
Advances from related party	100,000	—
Proceeds from promissory note – related party	—	107,639
Repayment of promissory note – related party	—	(107,639)
Proceeds from convertible promissory note – related party	1,961,860	—
Redemption of common stock	(57,545,173)	—
Net cash used in financing activities	(55,483,313)	—

Net Change in Cash	(222,543)	(320,054)
Cash – Beginning of period	278,197	1,023,178
Cash – End of period	$55,654	$703,124

Non-Cash investing and financing activities:
Accretion for common stock to redemption amount	$1,761,860	$—
Deferred legal fees payable	$310,303	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from August 5, 2020 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below).

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

On November 17, 2020, the underwriters notified the Company of their intention to partially exercise their over-allotment option on November 19, 2020. As such, on November 19, 2020, the Company consummated the sale of an additional 1,618,600 Units, at $10.00 per Unit, generating gross proceeds of $16,186,000, and the sale of an additional 485,580 Private Warrants, at $1.00 per Private Warrant, generating gross proceeds of $485,580. A total of $16,347,860 of the net proceeds was deposited into the Trust Account on November 20, 2020, bringing the aggregate proceeds held in the Trust Account to $127,447,860. On November 9, 2021, in connection with the first extension of the date by which the Company has to consummate a Business Combination, a total of $1,261,860 was deposited into the Trust Account. On February 17, 2022, a total of $1,261,860 was deposited in the Trust Account in connection with the second extension of the date by which the Company has to consummate a Business Combination to May 17, 2022. On May 18, 2022, a total of $500,000 was deposited into the Trust Account in connection with a further extension of the date by which the Company has to consummate a Business Combination to August 17, 2022.

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

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.37 per Public Share as of June 30, 2022 and $10.20 per Public Share as of December 31, 2021, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

On November 9, 2021, the Company’s board of directors approved the first extension of the date by which the Company has to consummate a Business Combination from November 17, 2021 to February 17, 2022. In connection with the extension, the Sponsor deposited into the Trust Account $0.10 for each of the 12,618,600 shares issued in the Initial Public Offering, for a total of $1,261,860. The Company issued the Sponsor a non-interest bearing unsecured promissory note in the principal amount of $1,261,860 which is payable by the Company upon the earlier of the consummation of the Business Combination or the liquidation of the Company. The Note may be repaid in cash or convertible into Private Warrants at a price of $1.00 per Private Warrant. On February 16, 2022, the Company’s board of directors approved the second extension of the date by which the Company has to consummate a Business Combination from February 17, 2022 to May 17, 2022. In connection with the second extension, the Sponsor deposited into the Trust Account an additional $1,261,860 ($0.10 per Public Share) on February 17, 2022, and the Company amended and restated the promissory note in its entirety solely to increase the principal amount thereunder from $1,261,860 to $2,523,720. On May 12, 2022, the Company held a special meeting of stockholders in which a proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a Business Combination from May 17, 2022 to August 17, 2022 (the “Combination Period”) was approved by the stockholders. In connection with this extension, the Company deposited $500,000 into the Trust Account on May 18, 2022. The Company amended and restated the promissory note to increase the principal amount thereunder from $2,523,720 to $3,223,720, which included a drawdown of $500,000 for the extension and a drawdown of $200,000 for working capital needs.

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

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the amount of funds initially deposited into the Trust Account (initially $10.10 per share, subsequently increased to $10.37 per share as of June 30, 2022 following extensions).

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

Liquidity and Going Concern

As of June 30, 2022, the Company had $55,654 in its operating bank accounts and $72,996,077 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith. As of June 30, 2022, $69,670 of the amount on deposit in the Trust Account represented accrued interest income, which can be withdrawn to pay the Company’s tax obligations.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination by the liquidation date of August 17, 2022, raises substantial doubt about the Company’s ability to continue as a going concern. On July 25, 2022, the Company filed a proxy statement for a special meeting of stockholders to be held on August 15, 2022 to extend the date by which the Company must consummate a Business Combination from August 17, 2022 to February 17, 2023. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 17, 2022.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 31, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Cash and Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, respectively, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of June 30, 2022, the Company has withdrawn $178,565 of interest income from the Trust Account to pay certain tax obligations.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, respectively, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At June 30, 2022 and December 31, 2021, the common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$126,186,000
Less:
Common stock issuance costs	(2,868,790)
Plus:
Accretion of carrying value to redemption value	5,392,510

Common stock subject to possible redemption – December 31, 2021	$128,709,720
Less:
Redemption of shares	(57,545,173)
Plus:
Accretion of carrying value to redemption value	1,761,860

Common stock subject to possible redemption – June 30, 2022	$72,926,407

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

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

The Company’s effective tax rate was 0.47% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and 0.17% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability, changes in the fair value of the convertible promissory note and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 17,904,180 shares of common stock in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then participate in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Reconciliation of Net Income (Loss) per Common Share

The Company’s net income (loss) is adjusted for the portion of income (loss) that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income (loss) or losses of the Company. Accordingly, basic and diluted net income (loss) per common share is calculated as follows:

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Redeemable Common Stock	Non-Redeemable Common Stock	Redeemable Common Stock	Non-Redeemable Common Stock	Redeemable Common Stock	Non-Redeemable Common Stock	Redeemable Common Stock	Non-Redeemable Common Stock
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$673,041	$242,662	$(79,225)	(21,893)	$1,951,934	$611,164	$573,143	$158,385
Denominator:
Basic and diluted weighted average shares outstanding	9,671,658	3,487,070	12,618,600	3,487,070	11,136,989	3,487,070	12,618,600	3,487,070
Basic and diluted net income (loss) per common share	$0.07	$0.07	$(0.01)	(0.01)	$0.18	$0.18	$0.05	$0.05

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

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On August 5, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 3,593,750 shares of common stock (the “Founder Shares”). On November 9, 2020, the Sponsor returned to the Company for cancellation, at no cost, an aggregate of 718,750 Founder Shares, resulting in an aggregate of 2,875,000 Founder Shares outstanding and held by the Sponsor. On November 12, 2020, the Company effected a stock dividend of 0.1 shares for each share of common stock outstanding, resulting in an aggregate of 3,162,500 Founder Shares outstanding and held by the Sponsor. The Founder Shares included, after giving retroactive effect to the share surrender and stock dividend, an aggregate of up to 412,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option, 7,850 Founder Shares were forfeited and 404,650 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 3,154,650 Founder Shares outstanding at June 30, 2022.

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

Due from Sponsor

At the closing of the Initial Public Offering on November 17, 2020, an aggregate amount of $25,038 was due to the Company. Such amount was paid by the Company to the Sponsor and was included in the prepaid expenses and other current assets on the balance sheet at December 31, 2020. No balance remains outstanding as of June 30, 2022.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Administrative Support Agreement

The Company has agreed, commencing on November 12, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Company’s management a total of $10,000 per month for office space, utilities and secretarial support. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000, respectively, in fees for these services, of which such amounts are included in accrued expenses in the accompanying condensed balance sheets. For the three and six months ended June 30, 2021, the Company incurred and paid $30,000 and $60,000, respectively, in fees for these services.

Promissory Note — Related Party

On August 5, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) March 31, 2021, (ii) the consummation of the Initial Public Offering or (iii) the date on which the Company determined not to proceed with the Initial Public Offering. The outstanding balance under the Promissory Note was repaid subsequent to the Initial Public Offering. As of June 30, 2022 and December 31, 2021, respectively, no balance is outstanding under the Promissory Note. Borrowings under the Promissory Note are no longer available.

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

On April 14, 2022 the Sponsor advanced to the Company $100,000 to be used for working capital purposes.

Related Party Extension Loans

As discussed in Note 1, the Company previously extended the period of time to consummate a Business Combination two times, each by an additional three months (to May 17, 2022 to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees deposited into the Trust Account $1,261,860 ($0.10 per Public Share), on or prior to the date of the applicable deadline, for each three month extension. Payments were made in the form of a non-interest bearing, unsecured promissory note to be paid upon consummation of a Business Combination, or, at the relevant insider’s discretion, converted upon consummation of a Business Combination into additional Private Warrants at a price of $1.00 per Private Warrant. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination. On May 12, 2022, the Company held a special meeting of stockholders at which a proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a Business Combination from May 17, 2022 to August 17, 2022 was approved by stockholders. On July 25, 2022, the Company filed a proxy statement for a special meeting on August 15, 2022 to extend the date by which the Company must consummate a Business Combination from August 17, 2022 to February 17, 2023.

Convertible Promissory Note – Related Party

On November 9, 2021, the Company issued a promissory note in the principal amount of $1,261,860 to the Sponsor in connection with the Extension (“Convertible Promissory Note”) (as defined below). On February 17, 2022, April 14, 2022 and May 18, 2022, the Company amended and restated the Convertible Promissory Note to increase the principal amount thereunder from $1,261,860 to $3,223,720. The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s Business Combination is consummated and (ii) the liquidation of the Company on or before August 17, 2022 or such later liquidation date as may be approved by the Company’s stockholders. On May 12, 2022, the Company held a special meeting of stockholders in which a proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a Business Combination from May 17, 2022 to August 17, 2022 was approved by stockholders. At the election of the Sponsor, up to $1,500,000 of the unpaid principal amount of the Note may be converted into warrants of the Company, each warrant exercisable for one share of common stock of the Company upon the consummation of its Business Combination, equal to: (x) the portion of the principal amount of the Note being converted, divided by (y) $1.00, rounded up to the nearest whole number of warrants. As of June 30, 2022, there was a $3,223,720 balance outstanding under the Convertible Promissory Note. The Convertible Promissory Note was valued using the fair value method. The fair value of the note as of June 30, 2022, was $1,914,000, which resulted in a change in fair value of the convertible promissory note of $669,000 and $1,006,260 which was recorded in the statements of operations for the three and six months ended June 30, 2022 (see Note 9).

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Legal Fee Agreements

The Company has engaged various law firms to provide legal due diligence services and business combination services related to potential target companies. All fees and expenses related to the various engagements will be deferred and are to be paid fully upon the closing of any Business Combination. The law firms will not be entitled to any contingent fees or expense reimbursement if the Company does not consummate a Business Combination within its deadline. Deferred fees of $1,320,171 and $1,009,868 related to these legal services have been accrued as of June 30, 2022 and December 31, 2021, respectively.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Trust Extension

On February 16, 2022, the Company issued a press release announcing that its Sponsor has requested that the Company extend the date by which the Company has to consummate a Business Combination from February 17, 2022 to May 17, 2022 (the “Extension”). The Extension is the second of two three-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its Business Combination. On February 18, 2022, the Company issued a press release announcing that the Sponsor had deposited an additional $1,261,860 (representing $0.10 per public share) into the Trust Account for its public stockholders. On May 12, 2022, the Company held a special meeting of stockholders in which a proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a Business Combination from May 17, 2022 to August 17, 2022 was approved by the stockholders. In connection with this extension, the Company deposited $500,000 into the Trust Account on May 18, 2022. In connection with the extension amendment, stockholders holding approximately 5,586,910 shares of the Company’s redeemable common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account at a redemption price of approximately $10.30 per share. On July 25, 2022, the Company filed a proxy statement for a special meeting on August 15, 2022 to extend the date by which the Company must consummate a Business Combination from August 17, 2022 to February 17, 2023.

On November 16, 2021, the Company had previously issued a promissory note (the “Note”) in the principal amount of $1,261,860 to the Company’s Sponsor. On February 17, 2022, April 14, 2022, and May 18, 2022, the Company amended and restated the Note in its entirety to increase the principal amount thereunder from $1,262,860 to $3,233,720.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, respectively, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 3,487,070 shares of common stock issued and outstanding, excluding 12,618,600 shares of common stock subject to possible redemption which are presented as temporary equity. In connection with the extension on May 12, 2022, stockholders holding 5,586,910 shares of the Company’s redeemable common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account at a redemption price of approximately $10.30 per share.

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

JUNE 30, 2022

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

JUNE 30, 2022

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, respectively, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$72,996,077	$128,790,008

Liabilities:
Warrant liabilities – Private Warrants	3	$316,828	$2,641,204
Convertible promissory note – related party	3	$1,914,000	$958,400

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

The following are the inputs used by the Company in establishing the fair value of its Private Warrants at June 30, 2022 and December 31, 2021.

Input	June 30, 2022	December 31, 2021
Risk-free interest rate	2.97%	1.15%
Trading days per year	252	252
Expected volatility	1.4%	9.6%
Exercise price	$11.50	$11.50
Stock Price	$10.33	$10.17

On December 31, 2021 and June 30, 2022, the Private Warrants were determined to be $0.50 per warrant and $0.06 per warrant, respectively, for an aggregate value of $2.64 million and $0.03 million, respectively.

The following table presents the changes in the fair value of the warrant liabilities:

Private Placement
Fair value as of December 31, 2021	$2,641,204
Change in valuation inputs or other assumptions	(1,744,591)
Fair value as of March 31, 2022	$896,613
Change in valuation inputs or other assumptions	(579,785)
Fair value as of June 30, 2022	$316,828

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Convertible Promissory Note – Related Party

The fair value of the option to convert the convertible promissory note into Private Warrants was valued by utilizing a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology.

The estimated fair value of the convertible promissory note was based on the following significant inputs:

June 30, 2022
Risk-free interest rate	2.99%
Time to Expiration (in years)	5.21
Expected volatility	1.4%
Exercise price	$11.50
Dividend yield	0.00%
Stock Price	$10.33
Probability of transaction	60.00%

The following table presents the changes in the fair value of the Level 3 convertible promissory note:

Fair value as of January 1, 2021	$958,400
Proceeds received through Convertible Promissory Note	1,261,860
Change in fair value	(337,260)
Fair value as of March 31, 2022	$1,883,000
Proceeds received through Convertible Promissory Note	700,000
Change in fair value	(669,000)
Fair value as of June 30, 2022	$1,914,000

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and six months ended June 30, 2022 for the convertible promissory note.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Interest Withdrawal from the Trust Account

On July 1, 2022, the Company withdrew $66,751 of accrued interest from the Trust Account to pay certain tax obligations.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 30, 2022.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 5, 2020 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and transaction expenses.

For the three months ended June 30, 2022, we had net income of $915,703 which consists of the change in fair value of warrant liability of $579,785, change in fair value of convertible promissory note – related party of $669,000, and interest earned on marketable securities held in the Trust Account of $116,665, offset by unrealized loss on marketable securities held in the Trust Account of $18,361, a provision for income taxes of $4,279 and operational costs of $427,107.

For the six months ended June 30, 2022, we had net income of $2,563,098 which consists of the change in fair value of warrant liability of $2,324,376, change in fair value of convertible promissory note – related party of $1,006,260, and interest earned on marketable securities held in the Trust Account of $169,025, offset by unrealized loss on marketable securities held in the Trust Account of $1,078, provision for income taxes of $4,279 and operational costs of $931,206.

For the three months ended June 30, 2021, we had net loss of $101,118 which consists of operational costs of $257,159 and unrealized loss on marketable securities held in the Trust Account of $13,922, offset by the change in fair value of warrant liability of $158,568 and interest earned on marketable securities held in the Trust Account of $11,395.

For the six months ended June 30, 2021, we had net income of $731,528, which consists of the change in fair value of warrant liability of $1,109,972 and interest earned on marketable securities held in the Trust Account of $35,838, offset by operational costs of $413,107 and unrealized loss on marketable securities held in the Trust Account of $1,175.

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

For the six months ended June 30, 2022, cash used in operating activities was $701,108. Net income of $2,563,098 was affected by the change in fair value of warrant liability of $2,324,376, change in fair value of convertible promissory note – related party of $1,006,260, interest earned on marketable securities held in the Trust Account of $169,025, and unrealized loss on marketable securities held in the Trust Account of $1,078. Changes in operating assets and liabilities provided $234,377 of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $320,054. Net income of $731,528 was affected by the change in fair value of warrant liability of $1,109,972, interest earned on marketable securities held in the Trust Account of $35,838, and an unrealized loss on marketable securities held in our Trust Account of $1,175. Changes in operating assets and liabilities provided $93,053 of cash for operating activities.

As of June 30, 2022, in the U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee, we had cash held of $34,563 and marketable securities held in the Trust Account of $72,961,514 (including approximately $69,670 of interest income and unrealized gains, net of unrealized losses) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 180 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. In connection with the extension on May 12, 2022, stockholders holding 5,586,910 shares of the Company’s redeemable common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account at a redemption price of approximately $10.30 per share. Through June 30, 2022, we have withdrawn $178,565 of interest earned on the trust account to pay our taxes.

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

As of June 30, 2022, we had cash of $55,654 held outside the trust account. We intend to use the funds held outside the trust account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial business combination.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition and the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination by the liquidation date of August 17, 2022, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 17, 2022.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We have agreed, commencing on November 12, 2020 through the earlier of our consummation of an initial business combination and our liquidation, to pay an affiliate of our management a total of $10,000 per month for office space, utilities and secretarial support. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000 in fees for these services, respectively, of which fees of $30,000 and $60,000 are included in accounts payable and accrued expenses in the accompanying condensed balance sheets. For the three and six months ended June 30, 2021, the Company incurred and paid $30,000 and $60,000 in fees for these services.

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

We have engaged various law firms to provide legal due diligence services and business combination services related to potential target companies. All fees and expenses related to the various engagements will be deferred and are to be paid fully upon the closing of any business combination. The law firms will not be entitled to any contingent fees or expense reimbursement if we do not consummate an initial business combination within our deadline. Deferred fees of $1,320,171 and $1,009,868 related to these legal services have been accrued as of June 30, 2022 and December 31, 2021, respectively.

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

As required by Rule 13a-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to our accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, except as disclosed below, there have been no material changes to the risk factors previously disclosed in our final prospectus filed with the SEC on November 17, 2020 , in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022 and in our Quarterly Report on Form 10-Q for the period ended March 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

The SEC has recently issued proposed rules to regulate special purpose acquisition companies. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our business combination and may constrain the circumstances under which we could complete a business combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in business combination transactions between special purpose acquisition companies (“SPACs”) such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs of negotiating and completing a business combination and the time required to consummate a transaction, and may constrain the circumstances under which we could complete a business combination.

If we were deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. To avoid that result, on or shortly prior to the 24-month anniversary of the effective date of the IPO Registration Statement, we will liquidate the securities held in the Trust Account and instead hold all funds in the Trust Account in cash. As a result, following such liquidation, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount that our public stockholders would receive upon any redemption or liquidation of the Company.

Under the SPAC Rule Proposals, SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that has not entered into a definitive agreement within 18 months after the effective date of its IPO Registration Statement or that may not complete its initial business combination within 24 months after such date. We have not entered into a definitive business combination agreement within 18 months after the effective date of our IPO Registration Statement, and do not expect to complete our initial business combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), we will, on or prior to the 24-month anniversary of the effective date of the IPO Registration Statement, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our business combination or liquidation. As a result, following such liquidation, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of our IPO Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

We may not be able to complete a business combination should a potential business combination be subject to any potential review by a U.S. government entity, such as the Committee on Foreign Investment in the United States (“CFIUS”). As a result, the pool of potential targets with which we could complete a business combination may be limited. In addition, the time necessary for any governmental or regulatory review or approval could prevent us from completing a business combination and require us to liquidate.

Certain investments that involve the acquisition of, or investment in, a U.S. business by a non-U.S. investor may be subject to review and approval by the Committee on Foreign Investment in the United States (“CFIUS”). Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. Significant CFIUS reform legislation, which was fully implemented through regulations that became effective on February 13, 2020, expanded the scope of CFIUS’s jurisdiction to investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

The Sponsor currently owns 3,154,650 shares of our common stock and 4,377,121 private placement warrants. Rosemary L. Ripley, our Chief Executive Officer and Director and a U.S. citizen, and Peter S.H. Grubstein, our Chief Financial Officer and Director and a U.S. citizen, are managing members of the Sponsor. Other members of the Sponsor include certain of our officers and directors, who are all U.S. citizens. The Sponsor is not controlled by any non-U.S. persons on a look-through basis. To the best of our knowledge, the Sponsor does not have substantial ties or substantial interests with any non-U.S. persons.

We do not believe that either we or our Sponsor constitute a “foreign person” under CFIUS rules and regulations. However, if CFIUS considers us to be a “foreign person” and believes that the business of a business combination target may affect national security, we could be subject to foreign ownership restrictions and/or CFIUS review. If a potential business combination falls within the scope of applicable foreign ownership restrictions, we may be unable to consummate a business combination. In addition, if a potential business combination falls within CFIUS’s jurisdiction, we may be required to make a mandatory filing or determine to submit a voluntary notice to CFIUS, or to proceed with a business combination without notifying CFIUS and risk CFIUS intervention, before or after closing the business combination.

Although we do not believe we or the Sponsor are a “foreign person”, CFIUS may take a different view and decide to block or delay a potential business combination, impose conditions to mitigate national security concerns with respect to a potential business combination, order us to divest all or a portion of a U.S. business of the potential combined company if we had proceeded without first obtaining CFIUS clearance, or impose penalties if CFIUS believes that the mandatory notification requirement applied. Additionally, the laws and regulations of other U.S. government entities may impose review or approval procedures on account of any potential foreign ownership by the Sponsor. As a result, the pool of potential targets with which we could complete a business combination may be limited due to such regulatory restrictions. Moreover, the process of any government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete a business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. This will also cause you to lose any potential investment opportunity in a potential business combination and the chance of realizing future gains on your investment through any price appreciation in the combined company.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern.

Until the consummation of a business combination, we will use the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the business combination.

We expect we will need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and the Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through the liquidation date of August 17, 2022.

We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal controls over financial reporting relating to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and adversely affect our business and operating results. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to the Company’s Form 8-K filed on May 18, 2022)
10.1	Second Amended and Restated Promissory Note, dated May 17, 2022 (Incorporated by reference to the Company’s Form 8-K filed on May 18, 2022)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETTER WORLD ACQUISITION CORP.

Date: August 3, 2022	By:	/s/ Rosemary L. Ripley
	Name:	Rosemary L. Ripley
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2022	By:	/s/ Peter S.H. Grubstein
	Name:	Peter S.H. Grubstein
	Title:	Chief Financial Officer
(Principal Financial Officer)