Form 10-Q
period 2022-09-30
Better World Acquisition Corp.
filed 2022-11-14
CIK 1821146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 14, 2022, 7,700,523 shares of common stock, par value $0.0001 per share, were issued and outstanding.

BETTER WORLD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BETTER WORLD ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$83,760	$278,197
Prepaid expenses and other current assets	48,251	30,805
Total Current Assets	132,011	309,002

Cash and marketable securities held in Trust Account	44,203,481	128,790,008
TOTAL ASSETS	$44,335,492	$129,099,010

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities - Accounts payable and accrued expenses	$560,689	$430,800
Deferred legal fees	1,371,549	1,009,868
Convertible promissory note – related party, at fair value	913,900	958,400
Warrant Liabilities	422,846	2,641,204
Income taxes payable	27,528	—
Total Liabilities	3,296,512	5,040,272

Commitments and Contingencies (Note 6)

Common stock subject to possible redemption; $0.0001 par value; 4,213,453 shares at $10.49 per share redemption value as of September 30, 2022 and 12,618,600 shares at $10.20 per share redemption value as of December 31, 2021	44,203,481	128,709,720

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,487,070 shares issued and outstanding (excluding 4,213,453 and 12,618,600 shares subject to possible redemption) at September 30, 2022 and December 31, 2021, respectively	348	348
Accumulated deficit	(3,164,849)	(4,651,330)
Total Stockholders’ Deficit	(3,164,501)	(4,650,982)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$44,335,492	$129,099,010

The accompanying notes are an integral part of the unaudited condensed financial statements.

BETTER WORLD ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Operational costs	$396,066	$735,695	$1,327,272	$1,148,802
Loss from operations	(396,066)	(735,695)	(1,327,272)	(1,148,802)

Other income (expense):
Interest earned on marketable securities held in Trust Account	254,709	23,138	423,734	58,976
Unrealized gain (loss) on marketable securities held in Trust Account	1,078	(4,654)	—	(5,829)
Change in fair value of Private Warrants liabilities	(106,018)	2,192,941	2,218,358	3,302,913
Change in fair value of convertible promissory note – related party	1,113,700	—	2,119,960	—
Other income, net	1,263,469	2,211,425	4,762,052	3,356,060

Income before provision for income taxes	867,403	1,475,730	3,434,780	2,207,258
Provision for income taxes	(23,249)	—	(27,528)	—
Net income	$844,154	$1,475,730	$3,407,252	$2,207,258

Basic and diluted weighted average shares outstanding, redeemable common stock	5,591,938	12,618,600	9,268,327	12,618,600
Basic and diluted net income per share, redeemable common stock	$0.09	$0.09	$0.27	$0.14
Basic and diluted weighted average shares outstanding, non-redeemable common stock	3,487,070	3,487,070	3,487,070	3,487,070
Basic and diluted net income per share, non-redeemable common stock	$0.09	$0.09	$0.27	$0.14

The accompanying notes are an integral part of the unaudited condensed financial statements.

BETTER WORLD ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balance – January 1, 2022	3,487,070	$348	$—	$(4,651,330)	$(4,650,982)
Accretion for common stock to redemption amount	—	—	—	(1,261,860)	(1,261,860)
Net income	—	—	—	1,647,395	1,647,395
Balance – March 31, 2022 (unaudited)	3,487,070	$348	—	$(4,265,795)	$(4,265,447)
Accretion for common stock to redemption amount	—	—	—	(500,000)	(500,000)
Net income	—	—	—	915,703	915,703
Balance – June 30, 2022 (unaudited)	3,487,070	$348	—	$(3,850,092)	$(3,849,744)
Accretion for common stock to redemption amount	—	—	(346,400)	(158,911)	(505,311)
Promissory note proceeds in excess of initial fair value	—	—	346,400	—	346,400
Net income	—	—	—	844,154	844,154
Balance – September 30, 2022 (unaudited)	3,487,070	$348	—	$(3,164,849)	$(3,164,501)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balance – January 1, 2021	3,487,070	$348	$—	$(5,489,693)	$(5,489,345)
Net income	—	—	—	832,646	832,646
Balance – March 31, 2021 (unaudited)	3,487,070	$348	—	$(4,657,047)	$(4,656,699)
Net loss	—	—	—	(101,118)	(101,118)
Balance – June 30, 2021 (unaudited)	3,487,070	$348	—	$(4,758,165)	$(4,757,817)
Net income	—	—	—	1,475,730	1,475,730
Balance – September 30, 2021 (unaudited)	3,487,070	$348	—	$(3,282,435)	$(3,282,087)

The accompanying notes are an integral part of the unaudited condensed financial statements.

BETTER WORLD ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$3,407,252	$2,207,258
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(423,734)	(58,976)
Unrealized gain on marketable securities held in Trust Account	—	5,829
Change in fair value of convertible promissory note – related party	(2,119,960)	—
Change in fair value of Private Warrant liabilities	(2,218,358)	(3,302,913)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(17,446)	45,890
Accounts payable and accrued expenses	129,889	574,639
Income taxes payable	27,528	—
Deferred legal fees payable	361,681	—
Net cash used in operating activities	(853,148)	(528,273)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(2,121,860)	—
Cash withdrawn from Trust Account to pay franchise taxes	358,711	—
Cash withdrawn from Trust Account in connection with redemption	86,773,410	—
Net cash provided by investing activities	85,010,261	—

Cash Flows from Financing Activities:
Advances from related party	100,000	—
Proceeds from promissory note – related party	—	107,639
Repayment of promissory note – related party	—	(107,639)
Proceeds from convertible promissory note – related party	2,321,860	—
Redemption of common stock	(86,773,410)	—
Net cash used in financing activities	(84,351,550)	—

Net Change in Cash	(194,437)	(528,273)
Cash – Beginning of period	278,197	1,023,178
Cash – End of period	$83,760	$494,905

Non-Cash investing and financing activities:
Conversion of advance to convertible promissory note – related party	$100,000	$—
Accretion for common stock to redemption amount	$1,928,271	$—
Promissory note proceeds in excess of initial fair value	$(338,900)	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from August 5, 2020 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below).

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

On November 17, 2020, the underwriters notified the Company of their intention to partially exercise their over-allotment option on November 19, 2020. As such, on November 19, 2020, the Company consummated the sale of an additional 1,618,600 Units, at $10.00 per Unit, generating gross proceeds of $16,186,000, and the sale of an additional 485,580 Private Warrants, at $1.00 per Private Warrant, generating gross proceeds of $485,580. A total of $16,347,860 of the net proceeds was deposited into the Trust Account on November 20, 2020, bringing the aggregate proceeds held in the Trust Account to $127,447,860. On November 9, 2021, in connection with the first extension of the date by which the Company has to consummate a Business Combination, a total of $1,261,860 was deposited into the Trust Account. On February 17, 2022, a total of $1,261,860 was deposited in the Trust Account in connection with the second extension of the date by which the Company has to consummate a Business Combination to May 17, 2022. On May 18, 2022, a total of $500,000 was deposited into the Trust Account in connection with a further extension of the date by which the Company has to consummate a Business Combination to August 17, 2022. On August 17, 2022, a total of $360,000 was deposited into the Trust Account in connection with a further extension of the date by which the Company has to consummate a Business Combination to February 17, 2023.

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

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.46 per Public Share as of September 30, 2022 and $10.20 per Public Share as of December 31, 2021, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

On November 9, 2021, the Company’s board of directors approved the first extension of the date by which the Company has to consummate a Business Combination from November 17, 2021 to February 17, 2022. In connection with the extension, the Sponsor deposited into the Trust Account $0.10 for each of the 12,618,600 shares issued in the Initial Public Offering, for a total of $1,261,860. The Company issued the Sponsor a non-interest bearing unsecured promissory note in the principal amount of $1,261,860 which is payable by the Company upon the earlier of the consummation of the Business Combination or the liquidation of the Company. The Note may be repaid in cash or convertible into Private Warrants at a price of $1.00 per Private Warrant. On February 16, 2022, the Company’s board of directors approved the second extension of the date by which the Company has to consummate a Business Combination from February 17, 2022 to May 17, 2022. In connection with the second extension, the Sponsor deposited into the Trust Account an additional $1,261,860 ($0.10 per Public Share) on February 17, 2022, and the Company amended and restated the promissory note in its entirety solely to increase the principal amount thereunder from $1,261,860 to $2,523,720. On May 12, 2022, the Company held a special meeting of stockholders in which a proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a Business Combination from May 17, 2022 to August 17, 2022 (the “Combination Period”) was approved by the stockholders. In connection with this extension, the Company deposited $500,000 into the Trust Account on May 18, 2022. The Company amended and restated the promissory note to increase the principal amount thereunder from $2,523,720 to $3,223,720, which included a drawdown of $500,000 for the extension and a drawdown of $200,000 for working capital needs. On August 17, 2022, the Company held a special meeting of stockholders in which the Company’s stockholders approved a second amendment to extend the date by which the Company must consummate a Business Combination from August 17, 2022 to February 17, 2023. On August 17, 2022, the Company amended and restated the promissory note to increase the principal amount thereunder from $3,223,720 to $3,683,720, which included a drawdown of $360,000 for the extension and $100,000 for working capital purposes.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the amount of funds initially deposited into the Trust Account (initially $10.10 per share, subsequently increased to $10.46 per share as of September 30, 2022 following extensions).

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the U.S. Department of the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Liquidity and Going Concern

As of September 30, 2022, the Company had $83,760 in its operating bank accounts and $44,203,481 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith. As of September 30, 2022, $145,311 of the amount on deposit in the Trust Account represented accrued interest income, which can be withdrawn to pay the Company’s tax obligations.

On May 13, 2022, July 1, 2022 and August 16, 2022, the Company withdrew $178,564, $66,751 and $113,396, respectively, of accrued interest from the Trust Account to pay certain tax obligations.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until February 17, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension has not been requested by the Sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and the mandatory liquidation and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 17, 2023. The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 31, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Cash and Marketable Securities Held in Trust Account

At September 30, 2022, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S Treasury securities. At December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of September 30, 2022, the Company has withdrawn $358,711 of interest income from the Trust Account to pay certain tax obligations.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, respectively, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At September 30, 2022 and December 31, 2021, the common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$126,186,000
Less:
Common stock issuance costs	(2,868,790)
Plus:
Accretion of carrying value to redemption value	5,392,510

Common stock subject to possible redemption – December 31, 2021	$128,709,720
Less:
Redemption of shares	(86,773,410)
Plus:
Accretion of carrying value to redemption value	2,267,171

Common stock subject to possible redemption – September 30, 2022	$44,203,481

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

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

The Company’s effective tax rate was 2.68% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 0.80% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability, changes in the fair value of the convertible promissory note and the valuation allowance on the deferred tax assets.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual, or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2022.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 17,904,180 shares of common stock in the aggregate. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then participate in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Reconciliation of Net Income per Common Share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted net income per common share is calculated as follows:

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Redeemable Common Stock	Non-Redeemable Common Stock	Redeemable Common Stock	Non-Redeemable Common Stock	Redeemable Common Stock	Non-Redeemable Common Stock	Redeemable Common Stock	Non-Redeemable Common Stock
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$519,931	$324,223	$1,156,217	319,513	$2,475,778	$931,474	$1,729,360	$477,898
Denominator:
Basic and diluted weighted average shares outstanding	5,591,938	3,487,070	12,618,600	3,487,070	9,268,327	3,487,070	12,618,600	3,487,070
Basic and diluted net income per common share	$0.09	$0.09	$0.09	$0.09	$0.27	$0.27	$0.14	$0.14

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

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company assessed the potential impact of ASU 2020-06 and determined it would not have a material impact on the condensed financial statements as presented.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On August 5, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 3,593,750 shares of common stock (the “Founder Shares”). On November 9, 2020, the Sponsor returned to the Company for cancellation, at no cost, an aggregate of 718,750 Founder Shares, resulting in an aggregate of 2,875,000 Founder Shares outstanding and held by the Sponsor. On November 12, 2020, the Company effected a stock dividend of 0.1 shares for each share of common stock outstanding, resulting in an aggregate of 3,162,500 Founder Shares outstanding and held by the Sponsor. The Founder Shares included, after giving retroactive effect to the share surrender and stock dividend, an aggregate of up to 412,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option, 7,850 Founder Shares were forfeited, and 404,650 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 3,154,650 Founder Shares outstanding at September 30, 2022.

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

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Due from Sponsor

At the closing of the Initial Public Offering on November 17, 2020, an aggregate amount of $25,038 was due to the Company. Such amount was paid by the Company to the Sponsor and was included in the prepaid expenses and other current assets on the balance sheet at December 31, 2020. No balance remains outstanding as of September 30, 2022.

Administrative Support Agreement

The Company has agreed, commencing on November 12, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Company’s management a total of $10,000 per month for office space, utilities and secretarial support. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000, respectively, in fees for these services, of which such amounts are included in accrued expenses in the accompanying condensed balance sheets. For the three and nine months ended September 30, 2021, the Company incurred and paid $30,000 and $90,000, respectively, in fees for these services.

Promissory Note — Related Party

On August 5, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) March 31, 2021, (ii) the consummation of the Initial Public Offering or (iii) the date on which the Company determined not to proceed with the Initial Public Offering. The outstanding balance under the Promissory Note was repaid subsequent to the Initial Public Offering. As of September 30, 2022 and December 31, 2021, respectively, no balance is outstanding under the Promissory Note. Borrowings under the Promissory Note are no longer available.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or certain of the Company’s officers and directors or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Each loan would be evidenced by promissory note. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

On April 14, 2022 the Sponsor advanced to the Company $100,000 to be used for working capital purposes. On August 17, 2022, the Company transferred the advance from the Sponsor to the second amended and restated promissory note (see Convertible Promissory Note – Related Party below). On October 13, 2022, the Sponsor advanced to the Company $200,000 to be used for working capital purposes.

Related Party Extension Loans

As discussed in Note 1, the Company previously extended the period of time to consummate a Business Combination two times, each by an additional three months (to May 17, 2022 to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees deposited into the Trust Account $1,261,860 ($0.10 per Public Share), on or prior to the date of the applicable deadline, for each three-month extension. Payments were made in the form of a non-interest bearing, unsecured promissory note to be paid upon consummation of a Business Combination, or, at the relevant insider’s discretion, converted upon consummation of a Business Combination into additional Private Warrants at a price of $1.00 per Private Warrant. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination. On May 12, 2022, the Company held a special meeting of stockholders at which a proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a Business Combination from May 17, 2022 to August 17, 2022 was approved by stockholders. In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees deposited into the Trust Account $500,000. On August 15, 2022, the Company held a special meeting of stockholders at which a proposal to amend the Company’s amended and restated certificate of incorporation, as amended to extend the date by which the Company must consummate a Business Combination from August 17, 2022 to February 17, 2023 was approved by stockholders. In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees deposited into the Trust Account $360,000.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Convertible Promissory Note – Related Party

On November 9, 2021, the Company issued a promissory note in the principal amount of $1,261,860 to the Sponsor in connection with the Extension (“Convertible Promissory Note”) (as defined below). On February 17, 2022, April 14, 2022 and May 18, 2022, the Company amended and restated the Convertible Promissory Note to increase the principal amount thereunder from $1,261,860 to $3,223,720. On August 17, 2022 the Company amended and restated the Convertible Promissory Note to increase the principal amount thereunder from $3,223,720 to $3,683,720, which included $100,000 advanced by the Sponsor to the Company on April 14, 2022 and the payment of $360,000 for the extension from August 17, 2022 to November 17, 2022. The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s Business Combination is consummated and (ii) the liquidation of the Company on or before February 17, 2023 or such later liquidation date as may be approved by the Company’s stockholders. On August 15, 2022, the Company held a special meeting of stockholders in which a proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a Business Combination from August 17, 2022 to February 17, 2023 was approved by stockholders. At the election of the Sponsor, up to $1,500,000 of the unpaid principal amount of the Note may be converted into warrants of the Company, each warrant exercisable for one share of common stock of the Company upon the consummation of its Business Combination, equal to: (x) the portion of the principal amount of the Note being converted, divided by (y) $1.00, rounded up to the nearest whole number of warrants. As of September 30, 2022, there was a $3,683,720 balance outstanding under the Convertible Promissory Note. The Convertible Promissory Note was valued using the fair value method. The fair value of the note as of September 30, 2022, was $913,900, which resulted in a change in fair value of the convertible promissory note of $1,113,700 and $2,119,960 which was recorded in the statements of operations for the three and nine months ended September 30, 2022, respectively (see Note 9).

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

SEPTEMBER 30, 2022

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

Legal Fee Agreements

The Company has engaged various law firms to provide legal due diligence services and business combination services related to potential target companies. All fees and expenses related to the various engagements will be deferred and are to be paid fully upon the closing of any Business Combination. The law firms will not be entitled to any contingent fees or expense reimbursement if the Company does not consummate a Business Combination within its deadline. Deferred fees of $1,371,549 and $1,009,868 related to these legal services have been accrued as of September 30, 2022 and December 31, 2021, respectively.

Trust Extension

On February 16, 2022, the Company issued a press release announcing that its Sponsor has requested that the Company extend the date by which the Company has to consummate a Business Combination from February 17, 2022 to May 17, 2022 (the “Extension”). The Extension is the second of two three-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its Business Combination. On February 18, 2022, the Company issued a press release announcing that the Sponsor had deposited an additional $1,261,860 (representing $0.10 per public share) into the Trust Account for its public stockholders. On May 12, 2022, the Company held a special meeting of stockholders in which a proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a Business Combination from May 17, 2022 to August 17, 2022 was approved by the stockholders. In connection with this extension, the Company deposited $500,000 into the Trust Account on May 18, 2022. In connection with the extension amendment, stockholders holding approximately 5,586,910 shares of the Company’s redeemable common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account at a redemption price of approximately $10.30 per share. On August 15, 2022, the Company held a special meeting of stockholders in which a proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a Business Combination from August 17, 2022 to February 17, 2023 was approved by the stockholders. In connection with this extension, the Company deposited $360,000 into the Trust Account on August 17, 2022. In connection with the extension amendment, stockholders holding approximately 2,818,237 shares of the Company’s redeemable common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account at a redemption price of approximately $10.37 per share.

On November 16, 2021, the Company had previously issued a promissory note (the “Note”) in the principal amount of $1,261,860 to the Company’s Sponsor. On February 17, 2022, April 14, 2022, May 18, 2022, and August 17, 2022, the Company amended and restated the Note in its entirety to increase the principal amount thereunder from $1,262,860 to $3,683,720.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, respectively, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were 3,487,070 shares of common stock issued and outstanding, excluding 4,213,453 and 12,618,600 shares of common stock subject to possible redemption, respectively, which are presented as temporary equity. In connection with the extension on May 12, 2022, stockholders holding 5,586,910 shares of the Company’s redeemable common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account at a redemption price of approximately $10.30 per share. In connection with the extension on August 17, 2022, stockholders holding 2,818,237 shares of the Company’s redeemable stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account at a redemption price of approximately $10.37 per share.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

SEPTEMBER 30, 2022

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, respectively, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$44,203,481	$128,790,008

Liabilities:
Warrant liabilities – Private Warrants	3	$422,846	$2,641,204
Convertible promissory note – related party	3	$913,900	$958,400

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The following are the inputs used by the Company in establishing the fair value of its Private Warrants at September 30, 2022 and December 31, 2021.

Input	September 30, 2022	December 31, 2021
Risk-free interest rate	4.07%	1.15%
Trading days per year	252	252
Expected volatility	5.3%	9.6%
Exercise price	$11.50	$11.50
Stock Price	$10.35	$10.17

On December 31, 2021 and September 30, 2022, the Private Warrants were determined to be $0.50 per warrant and $0.08 per warrant, respectively, for an aggregate value of $2.64 million and $0.4 million, respectively.

The following table presents the changes in the fair value of the warrant liabilities:

Private Placement
Fair value as of December 31, 2021	$2,641,204
Change in valuation inputs or other assumptions	(1,744,591)
Fair value as of March 31, 2022	$896,613
Change in valuation inputs or other assumptions	(579,785)
Fair value as of June 30, 2022	$316,828
Change in valuation inputs or other assumptions	106,018
Fair value as of September 30, 2022	$422,846

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Convertible Promissory Note – Related Party

The fair value of the option to convert the convertible promissory note into Private Warrants was valued by utilizing a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology.

The estimated fair value of the convertible promissory note was based on the following significant inputs:

September 30, 2022
Risk-free interest rate	0.00%
Time to Expiration (in years)	1.38
Expected volatility	5.3%
Exercise price	$11.50
Dividend yield	0.00%
Stock Price	$10.35
Probability of transaction	25.00%

The following table presents the changes in the fair value of the Level 3 convertible promissory note:

Fair value as of January 1, 2021	$958,400
Proceeds received through Convertible Promissory Note	1,261,860
Change in fair value	(337,260)
Fair value as of March 31, 2022	$1,883,000
Proceeds received through Convertible Promissory Note	700,000
Change in fair value	(669,000)
Fair value as of June 30, 2022	$1,914,000
Conversion of Sponsor advance to Convertible Promissory Note	100,000
Proceeds received through Convertible Promissory Note	360,000
Change in fair value	(1,460,100)
Fair value as of September 30, 2022	913,900

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and nine months ended September 30, 2022 for the convertible promissory note.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2022 and in our Quarterly Reports on Form 10-Q for the period ended March 31, 2022 and June 30, 2022, filed with the SEC on May 13, 2022 and August 3, 2022, respectively.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 5, 2020 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and transaction expenses.

For the three months ended September 30, 2022, we had net income of $844,154 which consists of the change in fair value of convertible promissory note – related party of $1,113,700, interest earned on marketable securities held in the Trust Account of $254,709 and unrealized gain on marketable securities held in the Trust Account of $1,078, offset by change in fair value of warrant liability of $106,018, a provision for income taxes of $23,249 and operational costs of $396,066.

For the nine months ended September 30, 2022, we had net income of $3,407,252 which consists of the change in fair value of warrant liability of $2,218,358, change in fair value of convertible promissory note – related party of $2,119,960, and interest earned on marketable securities held in the Trust Account of $423,734, offset by provision for income taxes of $27,528 and operational costs of $1,327,272.

For the three months ended September 30, 2021, we had net income of $1,475,730 which consists of the change in fair value of warrant liability of $2,192,941 and interest earned on marketable securities held in the Trust Account of $23,138, and unrealized loss on marketable securities held in the Trust Account of $4,654, offset by formation and operational costs of $735,695.

For the nine months ended September 30, 2021, we had net income of $2,207,258, which consists of the change in fair value of warrant liability of $3,302,913 and interest earned on marketable securities held in the Trust Account of $58,976, and unrealized loss on marketable securities held in the Trust Account of $5,829, offset by formation and operational costs of $1,148,802.

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

For the nine months ended September 30, 2022, cash used in operating activities was $853,148. Net income of $3,407,252 was affected by the change in fair value of warrant liability of $2,218,358, change in fair value of convertible promissory note – related party of $2,119,960 and interest earned on marketable securities held in the Trust Account of $423,734. Changes in operating assets and liabilities provided $501,652 of cash for operating activities.

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

As of September 30, 2022, in the U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee, we had cash held of $947 and marketable securities held in the Trust Account of $44,202,534 (including approximately $145,311 of interest income) consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 180 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. In connection with the extension on May 12, 2022, stockholders holding 5,586,910 shares of the Company’s redeemable common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account at a redemption price of approximately $10.30 per share. In connection with the extension on August 15, 2022, stockholders holding 2,818,237 shares of the Company’s redeemable common stock exercised their right to redeem such shares for a pro rata portion of the funds on the Trust Account at a redemption price of approximately $10.37 per share. Through September 30, 2022, we have withdrawn $358,711 of interest earned on the trust account to pay our taxes.

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

As of September 30, 2022, we had cash of $83,760 held outside the trust account. We intend to use the funds held outside the trust account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, the insiders, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. The units would be identical to the private placement warrants. On November 9, 2021, we issued a promissory note in the principal amount of $1,261,860 to the Sponsor in connection with the Extension (“Convertible Promissory Note”) (as defined below). On February 17, 2022, April 14, 2022, May 18, 2022, and August 17, 2022, we amended and restated the Convertible Promissory Note to increase the principal amount thereunder from $1,261,860 to $3,683,720. The Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s Business Combination is consummated and (ii) the liquidation of the Company on or before February 17, 2023 or such later liquidation date as may be approved by the Company’s stockholders. At the election of the Sponsor, up to $1,500,000 of the unpaid principal amount of the Convertible Promissory Note may be converted into warrants of the Company, each warrant exercisable for one share of common stock of the Company upon the consummation of its Business Combination, equal to: (x) the portion of the principal amount of the Note being converted, divided by (y) $1.00, rounded up to the nearest whole number of warrants.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until February 17, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and an extension has not been requested by the Sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and the mandatory liquidation and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 17, 2023. The Company intends to continue to search for and seek to complete a Business Combination before the mandatory liquidation date. The Company is within 12 months of its mandatory liquidation date as of the time of filing of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We have agreed, commencing on November 12, 2020 through the earlier of our consummation of an initial business combination and our liquidation, to pay an affiliate of our management a total of $10,000 per month for office space, utilities and secretarial support. For the three and nine months ended September 30, 2022, the Company incurred and accrued $30,000 and $90,000 in fees for these services, respectively, and those fees are included in accounts payable and accrued expenses in the accompanying condensed balance sheets. For the three and nine months ended September 30, 2021, the Company incurred and paid $30,000 and $90,000 in fees for these services.

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

We have engaged various law firms to provide legal due diligence services and business combination services related to potential target companies. All fees and expenses related to the various engagements will be deferred and are to be paid fully upon the closing of any business combination. The law firms will not be entitled to any contingent fees or expense reimbursement if we do not consummate an initial business combination within our deadline. Deferred fees of $1,371,549 and $1,009,868 related to these legal services have been accrued as of September 30, 2022 and December 31, 2021, respectively.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company assessed the potential impact of ASU 2020-06 and determined that it would not have a material impact on the condensed financial statements as presented.

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

As required by Rule 13a-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to our accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, except as disclosed below, there have been no material changes to the risk factors previously disclosed in our final prospectus filed with the SEC on November 17, 2020 , in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022 and in our Quarterly Reports on Form 10-Q for the period ended March 31, 2022 and June 30, 2022, filed with the SEC on May 13, 2022 and August 3, 2022, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions of our shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”).

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Redemption Event may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Redemption Event would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the structure of the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of the business combination) and (iv) the content of regulations and other guidance from the U.S. Department of the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in our ability to complete a business combination.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we expect to instruct the trustee to liquidate the securities held in our trust account and instead to hold the funds in our trust account in cash items until the earlier of the consummation of our initial business combination or our liquidation. As a result, we will likely receive minimal interest, if any, on the funds held in the trust account, which will likely reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in our trust account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we expect to instruct Continental Stock Transfer & Trust Company, the trustee with respect to our trust account, to liquidate the U.S. government treasury obligations and money market funds held in the trust account and to hold all funds in the trust account as cash items until the earlier of the consummation of our initial business combination or the liquidation of the Company. Following such liquidation, we will likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any. This will likely reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company. In the event that we may be deemed to be an investment company, we may be required to liquidate the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amendment to the Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to the Company’s Form 8-K filed on August 17, 2022)
10.1	Third Amended and Restated Promissory Note, dated August 17, 2022 (Incorporated by reference to the Company’s Form 8-K filed on August 17, 2022)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETTER WORLD ACQUISITION CORP.

Date: November 14, 2022	By:	/s/ Rosemary L. Ripley
	Name:	Rosemary L. Ripley
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Peter S.H. Grubstein
	Name:	Peter S.H. Grubstein
	Title:	Chief Financial Officer
(Principal Financial Officer)