Form 10-K
period 2022-12-31
Better World Acquisition Corp.
filed 2023-03-31
CIK 1821146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

The aggregate market value of the shares of common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the common stock on June 30, 2022, as reported on the Nasdaq Capital Market was $$72,637,358.

As of March 31, 2023, there were 6,487,070 shares of common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination (as defined below), including the Heritage Business Combination (as defined below);

●	the impact on the funds held in our trust account (as defined below), our capitalization and other impacts on us or our management team should we further extend the deadline for consummating our initial business combination, including the Heritage Business Combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	our financial performance.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“board of directors,” “board” or “directors” are to the board of directors of the Company (as defined below);

●	“business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“common stock” are to the shares of common stock of the Company, par value $0.0001 per share;

●	“Company”, “our Company” “we,” or “us”, are to Better World Acquisition Corp., a Delaware corporation;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“EarlyBirdCapital” are to EarlyBirdCapital, Inc.;

●	“ESG” are to Environmental, Social and Governance;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“First Charter Extension” are to the extension of the date by which the Company must consummate its initial business combination from May 17, 2022 to August 17, 2022, as approved by the stockholders of the Company on May 12, 2022;

●	“founder shares” are to the shares initially purchased by our sponsor in a private placement prior to the closing of our IPO (as defined below) (for the avoidance of doubt, such shares will not be “public shares” (as defined below));
●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Heritage” are to Heritage Distilling Holding Company, Inc., a Delaware corporation;

●	“Heritage Ancillary Documents” are to the documents and agreements ancillary to the Heritage Business Combination Agreement (as defined below);

●	“Heritage Business Combination” are to the proposed business combination among the parties to the Heritage Business Combination Agreement;

●

“Heritage Business Combination Agreement” are to the business combination agreement entered into on December 9, 2022 by and among the Company, Pubco (as defined below), Heritage, the Merger Subs (as defined below), our sponsor, and the Holder Representative (as defined below), as amended from time to time;

●	“Heritage Closing” are to the closing of the Heritage Transactions (as defined below);

●	“Heritage Merger” are to the merger of Heritage Merger Sub (as defined below) with and into Heritage, with Heritage continuing as the surviving entity, under the terms and conditions set forth in the Heritage Business Combination Agreement;

●	“Heritage Merger Sub” are to HD Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Pubco (as defined below);

●	“Heritage Registration Statement” are to the registration statement on Form S-4 initially filed by Pubco in connection with the Heritage Business Combination on February 14, 2023 (File No. 333-269754), as amended from time to time;

●	“Heritage Transactions” are to the transactions contemplated by the Heritage Business Combination Agreement and the Heritage Ancillary Documents;

●	“Holder Representative” are to Justin Stiefel, in the capacity as the representative for certain security holders of Heritage under the Heritage Business Combination Agreement;

●	“initial stockholders” are to our stockholders prior to our IPO (excluding EarlyBirdCapital);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO” are to the initial public offering that was consummated by the Company on November 17, 2020;

●	“IPO Registration Statement” are to the registration statement on Form S-1 filed by the Company with the SEC on October 7, 2020 (File No. 333-249374), as amended, together with the registration statement on Form S-1 filed by the Company on SEC on November 12, 2020 (File No. 333-250051);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

●	“Marcum” are to Marcum LLP, our independent registered public accounting firm;

●	“Merger Subs” are to Heritage Merger Sub together with SPAC Merger Sub (as defined below);

●	“Mergers” are to the SPAC Merger (as defined below) together with the Heritage Merger;

●	“Nasdaq” are to the Nasdaq Capital Market;

●	“Over-Allotment Option” are to the option granted to our underwriters to purchase up to 1,650,000 additional units (as defined below);

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement” are to the private placement of warrants that occurred simultaneously with the closing of our IPO;

●	“private placement warrants” are to the warrants issued to our sponsor and EarlyBirdCapital in the private placement;

●	“Pubco” are to Heritage Distilling Group, Inc. (formerly known as HDH Newco, Inc.), a Delaware corporation and a wholly owned subsidiary of the Company;

●	“public shares” are to shares of our common stock sold as part of the units in our IPO (whether they are purchased in our IPO or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our sponsor (as defined below), officers and directors to the extent they purchase public shares, provided that their status as “public stockholders” will only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our IPO (whether they were purchased in our IPO or thereafter in the open market), to the private placement warrants if held by third parties other than our sponsor (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees), in each case, following the consummation of our initial business combination;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;

●	“representative shares” are to the shares issued to EarlyBirdCapital in a private placement prior to the closing of our IPO (for the avoidance of doubt, such shares are not “public shares”);

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Second Charter Extension” are to the extension of the date by which the Company must consummate its initial business combination from August 17, 2022 to February 17, 2023, as approved by the stockholders of the Company on August 15, 2022;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC Merger” are to the merger of SPAC Merger Sub with and into the Company, with the Company continuing as the surviving entity, under the terms and conditions set forth in the Heritage Business Combination Agreement;

●	“SPAC Merger Sub” are to BWA Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Pubco;

●	“SPACs” are to special purpose acquisition companies;

●	“sponsor” are to BWA Holdings LLC, a company affiliated with our officers and directors;

●	“Sponsor Note” are to the non-interest bearing unsecured promissory note in the principal amount of up to $4,323,720, originally issued by the Company to our sponsor on November 9, 2021 and amended and restated on each of February 17, 2022, May 17, 2022, August 17, 2022 and December 31, 2022;

●	“Third Charter Extension” are to the extension of the date by which the Company must consummate its initial business combination from February 17, 2023 to August 17, 2023, as approved by the stockholders of the Company on February 8, 2023;

●	“trust account” are to the trust account in which certain funds from the net proceeds of the sale of the units in our IPO and the private placement warrants was placed following the closing of our IPO; and

●	“units” are to the units sold in our IPO, which consist of one public share and one public warrant.

v

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

Initial Public Offering

On November 17, 2020, we consummated our IPO of 11,000,000 units. Each unit consists of one share of common stock and one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one share of Common Stock for $11.50 per share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $110,000,000.

Simultaneously with the closing of the IPO, we completed the private sale of an aggregate of 4,800,000 private placement warrants to our sponsor and EarlyBirdCapital (3,975,000 private placement warrants to our sponsor and 825,000 to EarlyBirdCapital) at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $4,800,000.

In connection with the IPO, the underwriters were granted a 45-day option from the date of our IPO prospectus to purchase up to 1,650,000 additional units to cover over-allotments, if any. On November 19, 2020, the underwriters purchased an additional 1,618,600 units pursuant to the partial exercise of the Over-Allotment Option, and cancelled the remainder of the Over-Allotment Option. The additional units were sold at an offering price of $10.00 per unit, generating aggregate additional gross proceeds of $16,186,000 to us. In connection with the cancellation of the remainder of the Over-Allotment Option, we cancelled an aggregate of 7,850 shares of common stock issued to the sponsor prior to the IPO. Simultaneously with the consummation of the Over-Allotment Option, we completed the private sale of an additional 485,580 private placement warrants to our sponsor and EarlyBirdCapital (402,121 private placement warrants to our sponsor and 83,459 to EarlyBirdCapital), generating gross proceeds to us of $485,580.

A total of $127,447,860, comprised of $122,162,280 of the proceeds from the IPO and $5,285,580 of the proceeds from the sale of the private placement warrants, was initially deposited in a trust account maintained by Continental, acting as trustee.

We originally had up to 12 months from the closing of our IPO, or until November 17, 2021, to consummate an initial business combination. However, by resolution of our board as requested by our sponsor, we extended the period of time to consummate a business combination two times, each by an additional three months, for a total of up to 18 months, or until May 17, 2022. On May 12, 2022, our stockholders approved the First Charter Extension, which extended the date by which we must consummate our initial business combination from May 17, 2022 to August 17, 2022. On August 15, 2022, our stockholders approved the Second Charter Extension, which extended the date by which we must consummate our initial business combination from August 17, 2022 to February 17, 2023. On February 8, 2023, our stockholders approved the Third Charter Extension, which extended the date by which we must consummate our initial business combination from February 17, 2023 to August 17, 2023. For more information regarding the extensions, see “Effecting an Initial Business Combination” below.

It is the job of our sponsor and management team to complete our initial business combination. Our management team is led by Rosemary L. Ripley, our Chief Executive Officer, and Peter S.H. Grubstein, our Chief Financial Officer. We must complete our initial business combination by August 17, 2023, which is 33 months from the closing of our IPO. If our initial business combination is not consummated by August 17, 2023, then our existence will terminate, and we will distribute all amounts in the trust account.

However, we may further extend the deadline by which we must consummate our initial business combination. Such an extension requires the approval from our public stockholders to amend our charter, and who will be provided the opportunity to at that time to redeem all or a portion of their shares (which would likely have a material adverse effect on the funds held in our trust account and may result in other adverse effects on us, such as our ability to maintain our listing on Nasdaq). Our sponsor may also explore transactions under which it would sell its interest in us to another management team.

Heritage Business Combination

Heritage Business Combination Agreement

On December 9, 2022, the Company announced the execution of the Heritage Business Combination Agreement with Heritage, Pubco, the Merger Subs, our sponsor, in the capacity as the representative for the stockholders of the Company and Pubco (other than the former Heritage stockholders), and the Holder Representative for a proposed business combination among the parties. Pursuant to the Heritage Business Combination Agreement, Pubco changed its name to Heritage Distilling Group, Inc. and will serve as the parent company of each of the Company and Heritage following the consummation of the Heritage Business Combination.

Pursuant to the Heritage Business Combination Agreement, subject to the terms and conditions set forth therein, at the Effective Time (as defined in the Heritage Business Combination Agreement), (i) SPAC Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity, and, in connection therewith, (A) each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time will be cancelled in exchange for the right of the holder thereof to receive, with respect to each share of the Company’s common stock that is not redeemed or converted in the redemption in connection with the closing of the Heritage Business Combination, one share of common stock of Pubco (“Pubco Common Stock”) and one CVR (as defined below) (subject to the holders of founder shares and representative shares waiving their right to receive CVRs for such shares pursuant to the CVR Funding and Waiver Letter (as defined below)), and (B) Pubco will assume all of the outstanding warrants of the Company and each such warrant will become a warrant to purchase the same number of shares of Pubco Common Stock at the same exercise price during the same exercise period and otherwise on the same terms as the warrant being assumed; (ii) Heritage Merger Sub will merge with and into Heritage, with Heritage continuing as the surviving entity, and, in connection therewith, (A) the shares of capital stock of Heritage issued and outstanding immediately prior to the Effective Time will be cancelled in exchange for the right of the holders thereof to receive shares of Pubco Common Stock as set forth in the Heritage Business Combination Agreement, (B) holders of certain Heritage unsecured convertible promissory notes will receive shares of Pubco Common Stock separate from the Stockholder Merger Consideration (as defined in the Heritage Business Combination Agreement), (C) Pubco will assume certain Heritage warrants (the “Heritage Financing/Interim Warrants”) and each Heritage Financing/Interim Warrant will become a warrant to purchase shares of Pubco Common Stock, with the number of shares and exercise price thereof equitably adjusted in accordance with the Heritage Business Combination Agreement, (D) certain Heritage warrants (the “Contributed Warrants”) will be contributed to Pubco and exchanged for the right to receive such number of shares of Pubco Common Stock as such holder of a Contributed Warrant would have received pursuant to the Heritage Business Combination Agreement if such Contributed Warrant had been exercised immediately prior to the Effective Time for the number of shares of common stock of Heritage (“Heritage common stock”) set forth in that certain Contribution Agreement, dated December 8, 2022, by and among Heritage and the warrant holders party thereto, (E) each award of restricted stock units based on shares of Heritage common stock granted under the Heritage Distilling Company, Inc. 2018 Stock Incentive Plan and the Heritage Distilling Holding Company, Inc. 2019 Stock Incentive Plan (“Restricted Stock Unit Award”) outstanding immediately prior to the Effective Time, as amended in accordance with the Heritage Business Combination Agreement will be assumed by Pubco, with the number of shares underlying such Restricted Stock Unit Award to be adjusted in accordance with the Heritage Business Combination Agreement and the RSU Award Amendments, and (F) all other Company Convertible Securities (as defined in the Heritage Business Combination Agreement) will be terminated; and (iii) as a result of the Mergers, the Company and Heritage each will become wholly owned subsidiaries of Pubco, and Pubco will become a publicly traded company.

The aggregate merger consideration to be paid pursuant to the Heritage Business Combination Agreement to Heritage Securityholders will be an amount equal to $77,500,000, subject to adjustments for Heritage’s closing debt and certain transaction bonuses, if any (the “Participant Consideration”). The Stockholder Merger Consideration to be payable to the Heritage stockholders will be allocated among the Heritage stockholders pro rata based on the number of shares of Heritage common stock owned by such Heritage stockholder.

Contingent Value Rights

At the Heritage Closing, each public stockholder that did not redeem their shares of our common stock in connection with the Heritage Transactions will receive one contingent value right (“CVR”) in the SPAC Merger in addition to one share of Pubco Common Stock. At the Heritage Closing, our Sponsor will place 1,000,000 shares of Pubco Common Stock (the “Founder CVR Escrow Shares”), and certain Heritage security holders will place 3,000,000 shares of Pubco Common Stock from the Participant Consideration (less the number of RSU CVR Shares (as defined in the Heritage Business Combination Agreement) attributable to Restricted Stock Unit Awards that also will support the CVRs) (the “Heritage CVR Escrow Shares”) into escrow, for an aggregate of 4,000,000 shares of Pubco Common Stock to support the CVRs, pursuant to a contingent value rights agreement (the “CVR Agreement”) to be entered into prior to the Heritage Closing, by and among the Holder Representative (on behalf of such Heritage security holders), Pubco, our sponsor and Continental, as rights agent.

Upon the date that is 18 months from Heritage Closing (which date may be extended to 24 months following the Heritage Closing at the option of our sponsor), CVR holders will be entitled to receive a number of escrowed shares (and earnings thereon other than ordinary dividends) designed to provide the CVR holders with a simple annual rate of return of 10% on the redemption price for their common stock of the Company based on the price of the Pubco Common Stock as of such 18- or 24-month anniversary and any amounts that they have received with respect to their shares of Pubco Common Stock through such time, including if the stock price drops below the price in the Redemption, but solely to the extent of the escrowed shares and earnings thereon other than ordinary dividends, and up to a maximum of the equivalent of two shares of Pubco Common Stock for each CVR. The number of shares to be released to the CVR holders will be allocated from the Heritage security holders’ and our sponsor’s escrowed shares on a pro-rata basis, and any escrowed shares not released to CVR holders by the end of the CVR term will be released to the contributing Heritage security holders and our sponsor on a pro-rata basis.

Earnout

Certain security holders of Heritage, including holders of Restricted Stock Unit Awards (the “Heritage Earnout Participants”), will have the contingent right to receive to up to an aggregate of 3,000,000 additional shares of Pubco Common Stock (the “Earnout Shares”) as contingent consideration after the Heritage Closing based on Pubco’s net revenue performance for the years 2023, 2024 and 2025 and stock price performance during the three year period following the Heritage Closing (the “Earnout Period”), as follows:

(i)	an aggregate of 500,000 Earnout Shares will be issued to the Heritage Earnout Participants in the event that Pubco reports net revenue in its audited financial statements for the fiscal year ended December 31, 2023, equal to or in excess of $18,100,000 (the “2023 Net Revenue Earnout Milestone”);

(ii)	an aggregate of 500,000 Earnout Shares will be issued to the Heritage Earnout Participants in the event that the VWAP of the Pubco Common Stock equals or exceeds $12.50 per share for 20 out of 30 consecutive trading days during the Earnout Period (the “First Price Earnout Milestone”);

(iii)	an aggregate of 750,000 Earnout Shares will be issued to the Heritage Earnout Participants in the event that Pubco reports net revenue in its audited financial statements for the fiscal year ended December 31, 2024, equal to or in excess of $29,300,000 (the “2024 Net Revenue Earnout Milestone”) (provided that if the 2023 Net Revenue Earnout Milestone was not met and such Earnout Shares were not issued, an aggregate of 1,250,000 Earnout Shares will be issued to the Heritage Earnout Participants);

(iv)	an aggregate of 750,000 Earnout Shares will be issued to the Heritage Earnout Participants in the event that the VWAP of the Pubco Common Stock equals or exceeds $15.00 per share for 20 out of 30 consecutive trading days during the Earnout Period (the “Second Price Earnout Milestone”) (provided that if the First Price Earnout Milestone was not met and such Earnout Shares were not issued, an aggregate of 1,250,000 Earnout Shares will be issued to the Earnout Participants); and

(v)	an aggregate of 500,000 Earnout Shares will be issued to the Heritage Earnout Participants in the event that Pubco reports net revenue in its audited financial statements for the fiscal year ended December 31, 2025, equal to or in excess of $46,500,000 (the “2025 Net Revenue Earnout Milestone”) (provided that if any prior Earnout Shares were not previously earned and issued, the Heritage Earnout Participants will be entitled to receive all unissued Earnout Shares).

In the event of a Change of Control (as defined in the Heritage Business Combination Agreement) during the Earnout Period, the Heritage Earnout Participants will be entitled to receive all Earnout Shares with respect to the Earnout Year in which such Change of Control is consummated plus all Earnout Shares with respect to each Earnout Year subsequent to the Earnout Year in which the Change of Control was consummated.

At the Heritage Closing, our sponsor will also contribute 500,000 of its founder shares (the “Sponsor Escrow Shares”) into an escrow account (the “Sponsor Escrow Account”), which shares will be released as set forth below based on Pubco’s achievement of the earnout milestones set forth above (with any Sponsor Escrow Shares remaining in escrow at the end of the Earnout Period to be forfeited) (the “Sponsor Earnout”):

(i)	100,000 of the Sponsor Escrow Shares will vest, no longer be subject to forfeiture and be released from the Sponsor Escrow Account at such time (if any) that the Heritage Earnout Participants are issued any Earnout Shares based upon the achievement of the 2023 Net Revenue Earnout Milestone;

(ii)	100,000 of the Sponsor Escrow Shares will vest, no longer be subject to forfeiture and be released from the Sponsor Escrow Account at such time (if any) that the Heritage Earnout Participants are issued any Earnout Shares based upon the achievement of the First Price Earnout Milestone;

(iii)	150,000 of the Sponsor Escrow Shares will vest, no longer be subject to forfeiture and be released from the Sponsor Escrow Account at such time (if any) that the Heritage Earnout Participants are issued any Earnout Shares based upon the achievement of the 2024 Net Revenue Earnout Milestone;

(iv)	150,000 of the Sponsor Escrow Shares will vest, no longer be subject to forfeiture and be released from the Sponsor Escrow Account at such time (if any) that the Heritage Earnout Participants are issued any Earnout Shares based upon the achievement of the Second Price Earnout Milestone; and

(v)	in the event that fewer than all of the Sponsor Escrow Shares have been released from the Sponsor Escrow Account based upon the achievement of the foregoing events, then any such remaining Sponsor Escrow Shares in the Sponsor Escrow Account will vest, no longer be subject to forfeiture and be released from the Sponsor Escrow Account at such time (if any) that the Heritage Earnout Participants are issued any Earnout Shares based upon the achievement of the 2025 Net Revenue Milestone.

In addition, all of the Sponsor Escrow Shares will vest, no longer be subject to forfeiture and be released from the Sponsor Escrow Account to our sponsor upon the first to occur of certain “Triggering Events” described in the Sponsor Earnout Letter.

Heritage Ancillary Documents

Lock-Up Agreements

Simultaneously with the execution and delivery of the Heritage Business Combination Agreement, directors, officers and certain significant security holders of Heritage entered into a lock-up agreement with Pubco, the Company, and Heritage (the “Lock-Up Agreements”). The Heritage Business Combination Agreement includes a closing condition requiring certain additional significant security holders of Heritage to enter into Lock-Up Agreements prior to the Heritage Closing. Pursuant to the Lock-Up Agreements, the Heritage security holders agreed not to, during the period commencing from the Heritage Closing and ending on the 12-month anniversary of the Heritage Closing (subject to early release if Pubco consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party): (i) lend, offer, pledge, hypothecate, encumber, donate, assign, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any restricted securities, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of such restricted securities, or (iii) publicly disclose the intention to do any of the foregoing, whether any such transaction described in clauses (i) or (ii) above is to be settled by delivery of the restricted securities or other securities, in cash or otherwise (in each case, subject to certain limited permitted transfers, provided that the transferred shares will continue to be subject to the Lock-Up Agreement). Notwithstanding the foregoing, 50% of the restricted securities will be released in the event that the closing price of Pubco Common Stock on Nasdaq (or other principal stock exchange or quotation service on which such shares then trade) equals or exceeds $12.50 per share for any 20 out of 30 consecutive trading days.

Voting Agreements

Simultaneously with the execution and delivery of the Heritage Business Combination Agreement, the Company and Heritage entered into voting agreements (collectively, the “Voting Agreements”) with directors, officers and certain Heritage significant security holders required to approve the Heritage Transactions. Under the Voting Agreements, each such Heritage security holder party thereto agreed, among other matters, to vote all of such Heritage security holder’s shares of Heritage in favor of the Heritage Business Combination Agreement and the Heritage Transactions, and to otherwise take (or not take, as applicable) certain other actions in support of the Heritage Business Combination Agreement and the Heritage Transactions and the other matters to be submitted to the Heritage security holders for approval in connection with the Heritage Transactions, in the manner and subject to the conditions set forth in the Voting Agreements, and provide a proxy to Heritage to vote such shares accordingly in the event that such security holder fails to perform or otherwise comply with the covenants, agreements or other obligations set forth in the Voting Agreement. The Voting Agreements prevent transfers of the Heritage shares held by such Heritage security holder party thereto between the date of the Voting Agreement and the date of the Heritage Closing, except for certain permitted transfers where the recipient also agrees to comply with the terms of the Voting Agreement.

Non-Competition Agreements

Simultaneously with the execution and delivery of the Heritage Business Combination Agreement, directors, officers and certain significant Heritage security holders entered into non-competition and non-solicitation agreements (the “Non-Competition Agreements”) in favor of Heritage, the Company and Pubco and their direct and indirect subsidiaries and their respective present and future successors and direct and indirect subsidiaries (“Covered Parties”), to be effective as of the Heritage Closing. Under the Non-Competition Agreements, the signatory thereto agrees not to compete with the Covered Parties during the two-year period following the Heritage Closing and, during such two-year restricted period, not to solicit employees or customers of such entities. The Non-Competition Agreements also contain customary confidentiality and non-disparagement provisions.

Heritage Registration Rights Agreement

At or prior to the Heritage Closing, certain Heritage security holders will enter into a registration rights agreement (the “Heritage Registration Rights Agreement”) with Pubco and the Company, pursuant to which, among other matters, Pubco will agree to undertake certain registration obligations in accordance with the Securities Act and such security holders will be granted customary demand and piggyback registration rights.

Founder Registration Rights Agreement Amendment

At or prior to the Heritage Closing, Pubco, the Company and our sponsor will enter into an amendment to the registration rights agreement (the “Founder Registration Rights Agreement Amendment”) entered into by the Company and our sponsor at the time of the IPO (the “Founder Registration Rights Agreement”). Under the Founder Registration Rights Agreement Amendment, the Founder Registration Rights Agreement will be amended to, among other things, add Pubco as a party and to reflect the issuance of Pubco Common Stock and warrants pursuant to the Heritage Business Combination Agreement, and to reconcile with the provisions of the Heritage Registration Rights Agreement, including making the registration rights of the Heritage security holders and our sponsor pari passu with respect to any underwriting cutbacks.

CVR Agreement

The public stockholders who do not redeem their shares of the Company’s common stock in connection with the Heritage Transactions will receive one CVR in the Heritage Business Combination in addition to one share of Pubco Common Stock. At the Heritage Closing, our sponsor will place the 1,000,000 Founder CVR Escrow Shares and certain Heritage security holders will place 3,000,000 Heritage CVR Escrow Shares (less the number of RSU CVR Shares attributable to Restricted Stock Unit Awards that also will support the CVRs) into escrow, for an aggregate of up to 4,000,000 shares of Pubco Common Stock to support the CVR, pursuant to the CVR Agreement. Upon the date that is 18 months from Heritage Closing (which date may be extended to 24 months following the Heritage Closing at the option of our sponsor), CVR holders will be entitled to receive a number of escrowed shares (and earnings thereon other than ordinary dividends) designed to provide the CVR holders with a simple annual rate of return of 10% on the redemption price for their common stock of the Company based on the price of the Pubco Common Stock as of such 18- or 24-month anniversary and any amounts that they have received with respect to their shares of Pubco Common Stock through such time, including if the stock price drops below the price in the Redemption, but solely to the extent of the escrowed shares and earnings thereon other than ordinary dividends, and up to a maximum of the equivalent of two shares of Pubco Common Stock for each CVR. The number of shares to be released to the CVR holders will be allocated from the Heritage security holders’ and our sponsor’s escrowed shares on a pro-rata basis, and any escrowed shares not released to CVR holders by the end of the CVR term will be released to the contributing Heritage security holders and our sponsor on a pro-rata basis.

CVR Funding and Waiver Letter

Simultaneously with the execution and delivery of the Heritage Business Combination Agreement, our sponsor, EarlyBirdCapital, the Company, Heritage and Pubco entered into a letter agreement (the “CVR Funding and Waiver Letter”), pursuant to which (i) our sponsor agreed at the Heritage Closing to deposit into escrow an aggregate of 1,000,000 Founder CVR Escrow Shares, with such Founder CVR Escrow Shares (together with the Heritage CVR Escrow Shares) to be held in escrow in accordance with the terms and conditions of the Heritage Business Combination Agreement and the CVR Escrow Agreement and the CVR Agreement, and (ii) our sponsor and EarlyBirdCapital have agreed to waive any rights to receive any CVRs for or with respect to their founder shares and representative shares.

Sponsor Earnout Letter

At the Heritage Closing, our sponsor will contribute the 500,000 Sponsor Escrow Shares into the Sponsor Escrow Account. All of the Sponsor Escrow Shares will vest, no longer be subject to forfeiture and be released from the Sponsor Escrow Account to our sponsor upon the first to occur of certain “Triggering Events” described in the sponsor earnout letter agreement to be entered into by and among the Company, Pubco, Heritage and our sponsor prior to the Heritage Closing (the “Sponsor Earnout Letter”).

Other than as specifically discussed, this Report does not assume the closing of the Heritage Business Combination. For more information about the Heritage Business Combination, see the Heritage Registration Statement and the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2022.

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

A smarter city makes the lives of its inhabitants safer, more convenient, and more comfortable. According to the 2010 Census, U.S. cities are home to nearly 63% of the population but comprise under 4% of the total land area of the United States. While this density can lead to the cherished dynamism of urban areas, it also creates a myriad of issues like pollution, traffic, disease, and food & energy insecurity. Adoption of green technologies is addressing these problems and forging the city of the future. According to Grand View Research, the global Smart City market reached almost $1.1 trillion in 2021 and is forecasted to grow at a compound annual rate of 24.2% from 2022 to 2030.

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

Acquisition Criteria

Consistent with this strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We have used and will continue to use these criteria and guidelines in evaluating acquisition opportunities, including the Heritage Business Combination, but we may decide to enter into our initial business combination with a target business that only meets some but not all of these criteria and guidelines. We intend to acquire companies that we believe:

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

Our Acquisition Process

In evaluating a prospective target business, such as Heritage, we conduct thorough due diligence that encompasses, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us. We utilize our operational and capital allocation experience. We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. While Heritage is not an affiliate of our sponsor, officers, or directors, in the event we do not consummate the Heritage Business Combination and seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company from a financial point of view.

Members of our management team and our independent directors indirectly own founder shares and/or private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

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

Corporate Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following November 17, 2025, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by nonaffiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Competitive Strengths

Alternative Path to Becoming Public

We believe our structure as a public company makes us an attractive business combination partner to prospective target businesses, such as Heritage, that desire to become a publicly listed company. A merger with us will offer a target business an alternative process to a public listing rather than the traditional initial public offering process. We believe that target businesses may favor this alternative, which we believe is less expensive, while offering greater certainty of execution than the traditional initial public offering. Furthermore, once a proposed business combination, such as the Heritage Business Combination, is approved by our stockholders and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management. With public company corporate governance standards, a target business may become attractive to the public investors.

Strong and Stable Financial Position with Flexibility.

With funds in the trust account of approximately $31.8 million following the Third Charter Extension, which is available to use for an initial business combination assuming no redemptions (in connection with stockholder votes on either, or both, of the proposal to approve our initial business combination or a proposal to amend our charter to extend the date by which we must consummate our initial business combination), we can offer a target business, such as Heritage, a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. See “Heritage Business Combination” above for more information regarding the consideration in the Heritage Business Combination.

Effecting an Initial Business Combination

We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate our initial business combination. We will utilize cash derived from the proceeds of our IPO and the sale of the private placement warrants, our capital stock, debt or a combination of these in effecting an initial business combination. An initial business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate an initial business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

We originally had up to 12 months from the closing of our IPO, or until November 17, 2021, to consummate an initial business combination. However, by resolution of our board as requested by our sponsor, we extended the period of time to consummate an initial business combination two times, each by an additional three months, for a total of up to 18 months, or until May 17, 2022. Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental, in order for the time available for us to consummate our initial business combination to be extended, our sponsor deposited into the trust account $1,261,860 (or $0.10 per unit, for an aggregate of $2,523,720), for each three month extension.

On November 9, 2021, our board of directors approved the extension of the date by which we have to consummate an initial business combination from November 17, 2021 to February 17, 2022. In connection with the extension, our sponsor deposited into the trust account $0.10 for each of the 12,618,600 shares issued in the IPO, for a total of $1,261,860. We issued to our sponsor the Sponsor Note in the principal amount of $1,261,860. On February 17, 2022, our sponsor deposited an additional $1,261,860 (representing $0.10 per public share) into our trust account. This second deposit allowed us to extend the date by which we have to complete our initial business combination from February 17, 2022 to May 17, 2022. In connection with the deposit, we amended and restated the Sponsor Note to increase the principal amount from $1,262,860 to $2,523,720.

On May 12, 2022, we held a special meeting of stockholders at which our stockholders approved an amendment to our amended and restated certificate of incorporation to extend the date by which we must consummate our initial business combination from May 17, 2022 to August 17, 2022. In connection with the First Charter Extension, on May 17, 2022, we amended and restated the Sponsor Note in its entirety to increase the principal amount thereunder from $2,523,720 to $3,223,720. At the time of the First Charter Extension, we also deposited an additional $500,000 borrowed under the Sponsor Note into the trust account.

On August 15, 2022, we held a special meeting of stockholders at which our stockholders approved a second amendment to our amended and restated certificate of incorporation, as amended, to extend the date by which we must consummate our initial business combination from August 17, 2022 to February 17, 2023. In connection with the Second Charter Extension, on August 17, 2022, we amended and restated the Sponsor Note in its entirety to increase the principal amount thereunder from $3,223,720 to $3,683,720. At the time of the Second Charter Extension, we deposited an additional $360,000 borrowed under the Sponsor Note into the trust account. Commencing on November 17, 2022, we also deposited an additional $120,000 borrowed under the Sponsor Note for each of the three remaining calendar months of the Second Charter Extension.

On December 31, 2022, we amended and restated the Sponsor Note in its entirety to increase the principal amount thereunder from $3,683,720 to $4,323,720. The Sponsor Note is payable by us upon the earlier of the consummation of the initial business combination or our liquidation on or before February 17, 2023. Up to $1,500,000 of loans under the Sponsor Note may be convertible into private placement warrants at a price of $1.00 per private placement warrant at the option of our sponsor.

On February 8, 2023, we held a special meeting of stockholders at which our stockholders approved a third amendment to our amended and restated certificate of incorporation, as amended, to extend the date by which we must consummate our initial business combination from February 17, 2023 to August 17, 2023. At the time of the Third Charter Extension, we deposited $120,000 borrowed under the Additional Extension Note into the trust account. For each additional month of Third Charter Extension needed to consummate an initial business combination, $120,000 borrowed under the Additional Extension Note will be deposited into the trust account. The Additional Extension Note is payable by us upon the earlier of the consummation of the initial business combination or our liquidation on or before August 17, 2023.

For more information regarding the Heritage Business Combination, please see “Heritage Business Combination” above.

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

While Heritage is not an affiliate of our sponsor, officers, or directors, in the event we do not consummate the Heritage Business Combination and seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we have no present intention to enter into a business combination with a target business that is affiliated with any of our officers, directors or sponsor. However, we are not restricted from entering into any such transactions and may do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated stockholders from a financial point of view.

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, including Heritage, we conduct an extensive due diligence review which encompasses, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review is conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the initial business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete an initial business combination.

Fair Market Value of Target Business

Nasdaq listing rules require that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

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

Lack of Business Diversification

We may seek to effect an initial business combination with more than one target business, although we expect to complete our business combination with just one business. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating an initial business combination with only a single entity, our lack of diversification may:

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

Limited Ability to Evaluate the Target Business’ Management

Although we closely scrutinize the management of a prospective target business, including the management of Heritage, when evaluating the desirability of effecting a business combination with that business and plan to continue to do so if the Heritage Business Combination is not consummated and we seek other initial business combination opportunities, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following an initial business combination cannot presently be stated with certainty. While it is possible that some of our officers or directors will remain associated with us in some capacity following an initial business combination, including the Heritage Business Combination in which our Chairman and Chief Executive Officer Rosemary L. Ripley is expected to serve as a director of the post-combination company, it is unlikely that they will devote their full-time efforts to our affairs subsequent to an initial business combination. Moreover, they would only be able to remain with us after the consummation of an initial business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the initial business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with us after the consummation of an initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed initial business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose (as is the case in the Heritage Business Combination) at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) if the Heritage Business Combination is not consummated, provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether we will seek stockholder approval of a proposed initial business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. Whether we seek stockholder approval or engage in a tender offer, we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 immediately prior to or upon consummation of such business combination and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination. We have no specified maximum percentage threshold for conversions in our amended and restated certificate of incorporation and even those public stockholders who vote in favor of our initial business combination have the right to convert their public shares. As a result, this may make it easier for us to consummate our initial business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets immediately prior to or upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait up to 33 months, or until August 17, 2023, from the closing of our IPO in order to be  able to receive a pro rata share of the trust account. We may further extend the deadline by which we must consummate our initial business combination. Such an extension requires the approval of our public stockholders to amend our charter, and who will be provided the opportunity to at that time to redeem all or a portion of their shares (which would likely to have a material adverse effect on the funds held in our trust account and may result in other adverse effects on us, such as our ability to maintain our listing on Nasdaq).

Our sponsor, initial stockholders, officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed initial business combination, (2) not to convert any shares of common stock in connection with a stockholder vote to approve a proposed initial business combination and (3) not sell any shares of common stock in any tender in connection with a proposed initial business combination.

None of our officers, directors, sponsor, initial stockholders or their affiliates has indicated any intention to purchase units or shares of common stock in our IPO or from persons in the open market or in private transactions. However, if we hold a meeting to approve a proposed initial business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed initial business combination or that they wish to convert their shares, our officers, directors, sponsor, initial stockholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote and reduce the number of conversions. Notwithstanding the foregoing, our officers, directors, sponsor, initial stockholders and their affiliates will not make purchases of shares of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Conversion Rights

At any meeting called to approve an initial business combination, including the Heritage Business Combination, public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid. Alternatively, we may provide our public stockholders with the opportunity to sell their shares of our common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

Our sponsor, initial stockholders and our officers and directors do not have conversion rights with respect to any shares of common stock owned by them, directly or indirectly, whether acquired prior to our IPO or purchased by them in our IPO or in the aftermarket. Additionally, the holders of the representative shares do not have conversion rights with respect to the representative shares.

We may require public stockholders, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using DWAC System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the initial business combination.

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

Any proxy solicitation materials we furnish to stockholders in connection with a vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement up until the vote on the proposal to approve the initial business combination to deliver his shares if he wishes to seek to exercise his conversion rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact.

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed initial business combination or the expiration of the tender offer. Furthermore, if a holder of public shares delivered his certificate in connection with an election of their conversion and subsequently decides prior to the applicable date not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

If the Heritage Business Combination is not completed, we may continue to try to complete a business combination with a different target by August 17, 2023.

Liquidation if No Initial Business Combination

Our amended and restated certificate of incorporation, as amended, provides that we have only up to 33 months from the closing of our IPO, or until August 17, 2023, to complete an initial business combination. If we have not completed the Heritage Business Combination or another initial business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest not previously released to us but net of taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our sponsor, initial stockholders, officers and directors have agreed that they will not propose any amendment to our amended and restated certificate of incorporation that would affect our public stockholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within up to 33 months from the closing of our IPO, or until August 17, 2023, unless we provide our public stockholders with the opportunity to convert their shares of common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest not previously released to us but net of taxes payable, divided by the number of then outstanding public shares. This redemption right will apply in the event of the approval of any such amendment, whether proposed by our sponsor, initial stockholders, executive officers, directors or any other person.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. It is our intention to redeem our public shares as soon as reasonably possible following the 33-month period from the closing of our IPO, or by August 17, 2023, and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution.

Because we will not be complying with Section 280 of the DGCL, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We are required to seek to have all third parties (including any vendors or other entities we engage after our IPO) and any prospective target businesses enter into agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, Marcum and the underwriters of our IPO will not execute agreements with us waiving such claims to the monies held in the trust account. Furthermore, there is no guarantee that other vendors, service providers and prospective target businesses will execute such agreements. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Our sponsor has agreed that it will be liable to ensure that the proceeds in the trust account are not reduced below $10.10 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us, but we cannot assure you that it will be able to satisfy its indemnification obligations if it is required to do so. We have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we believe it is unlikely that our sponsor will be able to satisfy its indemnification obligations if it is required to do so. Additionally, the agreement our sponsor entered into specifically provides for two exceptions to the indemnity it has given: it will have no liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed an agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, or (2) as to any claims for indemnification by the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. As a result, if we liquidate, the per-share distribution from the trust account could be less than $10.10 due to claims or potential claims of creditors.

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after the 33-month period from the closing of our IPO and anticipate it will take no more than 10 business days to effectuate such distribution. The holders of the founder shares have waived their rights to participate in any liquidation distribution from the trust account with respect to such shares. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account. If such funds are insufficient, our sponsor has contractually agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and has contractually agreed not to seek repayment for such expenses.

If we are unable to complete an initial business combination and expend all of the net proceeds of our IPO, other than the proceeds deposited in the trust account, as of the Third Charter Extension the per-share redemption price would be approximately $10.60. As discussed above, the proceeds deposited in the trust account could become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders will be entitled to receive funds from the trust account only in the event of our failure to complete an initial business combination within the required time period, if the stockholders seek to have us convert or purchase their respective shares upon an initial business combination that is actually completed by us or upon certain amendments to our amended and restated certificate of incorporation prior to consummating an initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $10.60 per share.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after August 17, 2023, or 33 months from the closing of our IPO, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our IPO that will apply to us until the consummation of our initial business combination. These provisions cannot be amended without the approval of a majority of our stockholders. If we seek to amend any provisions of our amended and restated certificate of incorporation that would affect our public stockholders’ ability to convert or sell their shares to us in connection with an initial business combination as described herein or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination within 33 months from the closing of our IPO, or by August 17, 2023, we will provide dissenting public stockholders with the opportunity to convert their public shares in connection with any such vote. This conversion right will apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or director nominee, or any other person. Our sponsor, officers and directors have agreed to waive any conversion rights with respect to any founder shares and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 immediately prior to or upon consummation of such business combination and, if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated within the required time period, then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve our company;

●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

●	prior to our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the trust account, or that votes as a class with the common stock sold in our IPO on an initial business combination.

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

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek stockholder approval of an initial business combination or engage in a tender offer may delay the completion of a transaction;

●	our obligation to convert or repurchase shares of common stock held by our public stockholders may reduce the resources available to us for a business combination; and

●	our outstanding warrants, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting an initial business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to an initial business combination, we will have the resources or ability to compete effectively.

Employees

We have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters and devote only as much time as they deem necessary to our affairs. The amount of time they devote in any time period varies based on the stage of the business combination process we are in. Accordingly, once a suitable target business to acquire has been located, such as Heritage, management may spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of an initial business combination.

Periodic Reporting and Audited Financial Statements

Our units, common stock and warrants are registered under the Exchange Act, and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Report contains financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to GAAP or international financial reporting standards as promulgated by the International Accounting Standards Board. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A.  Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	We are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	We may not be able to complete our initial business combination in the prescribed time frame;

●	Our expectations around the performance of a prospective target business, such as Heritage, may not be realized;

●	We may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	Our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	We may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

●	We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	You may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	Trust account funds may not be protected against third party claims or bankruptcy;

●	An active market for our public securities may not develop and you will have limited liquidity and trading;

●	The availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	Our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	There may be significant competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination;

●	Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the IPO, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the IPO, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	We may attempt to complete our initial business combination with a private company about which little information is available, such as Heritage, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	Our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

●	Since our sponsor, officers, directors and initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after the IPO), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.60 per share;

●	Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination by August 17, 2023, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

●	In March 2022, the SEC issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with such proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose;

●	If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company;

●	To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, in November 2022 we instructed Continental to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash items until the earlier of the consummation of our initial business combination or our liquidation. As a result, we expect to receive less interest on the funds held in the trust account than if we continued to hold the funds in securities, which will likely reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company;

●	We may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States;

●	Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination;

●	Military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination;

●	A 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption;

●	There is substantial doubt about our ability to continue as a going concern;

●	We have identified a material weakness in our internal control over financial reporting as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results; and

●	We may seek to further extend the deadline by which we must consummate our initial business combination, such as the Heritage Business Combination. Such an extension requires the approval of our public stockholders, who will be provided the opportunity to at that time, to redeem all or a portion their shares (which would likely have a material adverse effect on the amount held in our trust account and other adverse effects on our company, such as our ability to maintain our listing on Nasdaq). Our sponsor may also explore transactions under which it would sell its interest in our company to another management team.

For risks relating to Heritage and the Heritage Business Combination, please see the Heritage Registration Statement.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account are held in banks or other financial institutions. Our cash held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential business combination, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in (i) the IPO Registration Statement, (ii) Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on December 14, 2021, (iii) our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022, and September 30, 2022, filed with the SEC on May 13, 2022, August 3, 2022 and November 14, 2022, respectively, and (iv) our Definitive Proxy Statement on Schedule 14A filed with the SEC on January 17, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located at 775 Park Avenue, New York, New York 10021, and our telephone number is (212) 450-9700. The cost for our use of this space is included in the $10,000 per month we pay to NGEN MGT II, LLC, an affiliate of our executive officers, for office space, utilities and secretarial support. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a) Market Information

Our units, public shares and public warrants are each traded on the Nasdaq Capital Market under the symbols “BWACU,” “BWAC” and “BWACW,” respectively. Our units commenced public trading on November 13, 2020, and our public shares and public warrants commenced public trading separately on December 28, 2020.

(b) Holders

On March 31, 2023, there were two holders of record of our units, twenty-one holders of record of shares of our common stock and three holders of record of our warrants.

(c) Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to the completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Use of Proceeds from the Initial Public Offering

For a description of the use of proceeds generated in our IPO and the private placement, see Part II, Item 5 of Amendment No. 1 to our Annual Report on Form 10-K/A filed with the SEC on December 14, 2021. There has been no material change in the planned use of proceeds from our IPO and private placement as described in the IPO Registration Statement.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report, including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Overview

We are a blank check company formed under the laws of the State of Delaware on August 5, 2020 for the purpose of entering into an initial business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the sale of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Heritage Business Combination

On December 9, 2022, the Company entered into the Heritage Business Combination Agreement with Heritage, Pubco, the Merger Subs, our sponsor and the Holder Representative, pursuant to which, subject to the terms and conditions set forth therein, at the Heritage Closing (i) SPAC Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity, (ii) Heritage Merger Sub will merge with and into Heritage, with Heritage continuing as the surviving entity; and (iii) as a result of the Mergers, the Company and Heritage each will become wholly owned subsidiaries of Pubco, and Pubco will become a publicly traded company.

The aggregate merger consideration to be paid pursuant to the Heritage Business Combination Agreement to Heritage Securityholders will be an amount equal to $77,500,000, subject to adjustments for Heritage’s closing debt and certain transaction bonuses, if any.

The Heritage Transactions will be consummated subject to the deliverables and provisions as further described in the Heritage Business Combination Agreement. For more information on the Heritage Business Combination Agreement, please see “Item 1. Business.”

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 5, 2020 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for our IPO, described below, and identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and transaction expenses.

For the year ended December 31, 2022, we had net income of $3,250,075, which consists of the change in fair value of warrant liability of $2,112,646, change in fair value of convertible promissory note – related party of $ 2,772,360, and interest earned on marketable securities held in the trust account of $676,877, offset by provision for income taxes of $73,932 and operational costs related to potential business combinations of $2,237,876.

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

Liquidity and Capital Resources

On November 17, 2020, we consummated our IPO of 11,000,000 units, at $10.00 per unit, generating gross proceeds of $110,000,000. Simultaneously with the closing of our IPO, we consummated the sale of 4,800,000 private placement warrants at a price of $1.00 per private placement warrant in the private placement to our sponsor and EarlyBirdCapital, generating gross proceeds of $4,800,000.

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

Following our IPO, the partial exercise of the Over-Allotment Option, and the sale of the private placement warrants, $111,100,000 was placed in the trust account on November 18, 2020 and $16,347,860 was placed in the trust account on November 20, 2020, respectively, for a total of $127,447,860. We incurred $2,880,354 in IPO-related costs, including $2,523,720 of underwriting fees and $356,634 of other costs.

For the year ended December 31, 2022, cash used in operating activities was $1,334,539. Net income of $3,250,075 was affected by the change in fair value of warrant liability of $2,112,646, change in fair value of convertible promissory note – related party of $2,772,360 and interest earned on marketable securities held in the trust account of $676,877. Changes in operating assets and liabilities provided $977,269 of cash for operating activities.

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

As of December 31, 2022, the trust account had $44,696,624 (including approximately $398,454 of accrued interest income). Interest income on the balance in the trust account may be used by us to pay taxes. In connection with the extension on May 12, 2022, stockholders holding 5,586,910 shares of the Company’s redeemable common stock exercised their right to redeem such shares for a pro rata portion of the funds in the trust account at a redemption price of approximately $10.30 per share. In connection with the extension on August 15, 2022, stockholders holding 2,818,237 shares of the Company’s redeemable common stock exercised their right to redeem such shares for a pro rata portion of the funds in the trust account at a redemption price of approximately $10.37 per share. In connection with the special meeting of stockholders to approve an extension on February 8, 2023, stockholders holding 1,213,453 shares of the Company’s redeemable common stock exercised their right to redeem such shares for a pro rata portion of the funds in the trust account at a redemption price of approximately $10.60 per share. Through December 31, 2022, we have withdrawn $358,711 of interest earned on the trust account to pay our taxes.

We intend to use substantially all of the funds held in the trust account to acquire a target business and to pay our expenses relating thereto upon consummation of our initial business combination. To the extent that our capital stock is used in whole or in part as consideration to effect an initial business combination, the remaining funds held in the trust account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways, including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees that we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

As of December 31, 2022, we had cash of $2,369 held outside the trust account. We intend to use the funds held outside the trust account for closing the Heritage Business Combination, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our sponsor or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant, at the option of the lender. Such warrants would be identical to the private placement warrants. On November 9, 2021, we issued the Sponsor Note in the principal amount of $1,261,860 to our sponsor in connection with an extension of the date by which we have to consummate an initial business combination. On February 17, 2022, May 17, 2022, August 17, 2022, and December 31, 2022, we amended and restated the Sponsor Note to increase the principal amount thereunder from $1,261,860 to $4,323,720. The Sponsor Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which we consummate our initial business combination and (ii) the liquidation of the Company on or before August 17, 2023 or such later liquidation date as may be approved by the Company’s stockholders. At the election of our sponsor, up to $1,500,000 of the unpaid principal amount of the Sponsor Note may be converted into warrants of the Company, each warrant exercisable for one share of common stock upon the consummation of our initial business combination, equal to: (x) the portion of the principal amount of the Sponsor Note being converted, divided by (y) $1.00, rounded up to the nearest whole number of warrants.

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

In connection with our assessment of going concern considerations in accordance with FASB’s ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until August 17, 2023 to consummate an initial business combination. It is uncertain that we will be able to consummate a business combination by this time. If a business combination is not consummated by this date and an extension has not been requested by our sponsor and approved by our stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and the mandatory liquidation and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 17, 2023. We intend to complete a business combination before the mandatory liquidation date.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We have agreed, commencing on November 12, 2020 through the earlier of our consummation of an initial business combination and our liquidation, to pay an affiliate of our management a total of $10,000 per month for office space, utilities and secretarial support. For the year ended December 31, 2022, the Company incurred and accrued $120,000 in fees for these services and those fees are included in accounts payable and accrued expenses in the accompanying balance sheets. For the year ended December 31, 2021, the Company incurred $120,000 in fees for these services, of which $20,000 is included in accounts payable and accrued expenses in the accompanying balance sheets.

We granted the underwriters a 45-day option from the date of our IPO to purchase up to 1,650,000 additional units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On November 19, 2020, the underwriters partially exercised their Over-Allotment Option to purchase an additional 1,618,600 units at $10.00 per unit and forfeited the remaining Over-Allotment Option.

We have engaged EarlyBirdCapital as an advisor in connection with an initial business combination to assist us in holding meetings with stockholders to discuss the potential initial business combination and the target business’ attributes, introduce us to potential investors that are interested in purchasing our securities in connection with an initial business combination, assist us in obtaining stockholder approval for the initial business combination and assist us with our press releases and public filings in connection with the initial business combination. We will pay EarlyBirdCapital a cash fee for such services upon the consummation of an initial business combination in an amount equal to 3.5% of the gross proceeds of our IPO, or $4,416,510 (exclusive of any applicable finders’ fees which might become payable); provided that up to 30% of the fee may be allocated at our sole discretion to other FINRA members that assist us in identifying and consummating an initial business combination.

Additionally, we will pay EarlyBirdCapital a cash fee equal to 1.0% of the total consideration payable in an initial business combination if EarlyBirdCapital introduces us to the target business with which we complete an initial business combination.

We have engaged various law firms to provide legal due diligence services and business combination services related to potential target companies. All fees and expenses related to the various engagements will be deferred and are to be paid fully upon the closing of any business combination. The law firms will not be entitled to any contingent fees or expense reimbursement if we do not consummate an initial business combination within our deadline. Deferred fees of $654,062 and $1,009,868 related to these legal services have been accrued as of December 31, 2022 and 2021, respectively.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Sponsor Note

We account for the Sponsor Note under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. We have made such election for the Sponsor Note. Using the fair value option, the Sponsor Note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the note are recognized as non-cash change in the fair value of the Sponsor Note in the statements of operations. The fair value of the option to convert the Sponsor Note into private placement warrants was valued by utilizing a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

Net Income per Common Share

Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from net income per share common as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company assessed the potential impact of ASU 2020-06 and determined that it would not have a material impact on the financial statements as presented.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-24 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, due solely to the material weakness in our internal control over financial reporting related to our accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial instruments were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

In light of this material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the most recent fiscal quarter during the year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Rosemary L. Ripley	68	Chairman of the Board of Directors, President and Chief Executive Officer
Peter S.H. Grubstein	67	Chief Financial Officer, Treasurer and Director
Shay Murphy	39	Vice President and Secretary
Brad Oberwager	53	Director
Kristopher Wood	51	Director
Robert M. Chiste	75	Director

The experience of our directors and executive officers is as follows:

Rosemary L. Ripley has served as our Chairman of the Board of Directors and Chief Executive Officer since August 2020. She has been a Managing Member and control shareholder of N*GEN, a venture capital and growth equity investment firm investing in healthy and sustainable living, since 2007. Ms. Ripley leads the firm’s focus on consumer companies with differentiated products and services in food and beverage, and personal and household care. She serves on the boards of Heineken, N.V and Zevia. Over her career in the consumer industry, Ms. Ripley has orchestrated transactions worth approximately $40 billion for a wide variety of companies, both large and small. Many of these transactions were with counterparties that are some of the largest multinational CPG companies in the world. Responsible for Corporate Business Development worldwide at Altria Group (previously Philip Morris Companies) from 1990 to 2005, Ms. Ripley helped accelerate growth at Altria’s operating companies, Kraft Foods and Miller Brewing Company, through expansionary growth plans and transformative acquisitions. Among the transformative transactions she led were the acquisition of Nabisco Foods, a $19 billion transaction, the initial public offering and spinout of Kraft Foods, raising $8.7 billion, and the $5.5 billion merger of Miller Brewing Company with South African Breweries. In addition to these transactions, Ms. Ripley has led numerous other transactions raising billions of dollars for a wide range of companies in the consumer industry. Prior to joining Philip Morris, she ran the Retail and Consumer Group in Investment Banking at two different boutique firms on Wall Street. Ms. Ripley also co-founded Circle Financial Group, a multi-family investment advisory firm, specializing in the investment needs of ultra-high net worth women, which has been re-branded as Circle Wealth Management. She graduated cum laude from Yale University and received an MBA from the Yale School of Management. Ms. Ripley is the wife of Peter S.H. Grubstein, our Chief Financial Officer and a director. We believe Ms. Ripley is well-qualified to serve as a member of our board of directors due to her experience as a business leader in a variety of industries and her contacts and relationships.

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

Shay Murphy has served as our Vice President and Secretary since August 2020. Mr. Murphy has been with N*GEN for nearly eight years since he began as an associate after graduating from business school in 2015 and is currently a partner. He leads N*GEN’s focus on smart cities and sustainable food systems and also supports the healthy consumer investment strategy. His duties include current portfolio management, new deal pipeline and diligence, financial modeling, and fundraising. Mr. Murphy is currently a member of the board of directors of Encycle Corporation. From 2012 to 2013, Mr. Murphy worked at DG Energy Partners, a solar energy financial advisory start-up where he sourced and evaluated prospective new commercial-scale solar projects and developed a project finance and feasibility model that was sold and disseminated to DG Energy Partners’ financial and EPC clients. In 2006, Mr. Murphy began his career at Citigroup Global Markets in the fixed income capital markets division where his primary role was providing debt restructuring and refinancing solutions for sponsor-backed companies, corporates, and sovereign nations. Until he left in 2011, Mr. Murphy was involved in the restructuring or refinancing of over $200 billion of debt, including the $38 billion debt exchange for GMAC in December 2008. Mr. Murphy holds an MBA from NYU Stern School of Business and a B.A. in Philosophy from Columbia University where he played varsity football.

Brad Oberwager has served as a member of our board of directors since November 2020. Mr. Oberwager has spent his career in technology and consumer focused companies. He is an experienced board member and has served on multiple boards. Currently, he is member of the board of directors of Asure Software (Nasdaq: ASUR) and chairs its compensation committee. Mr. Oberwager is also on the boards of TEGSCO (aka AutoReturn), an information services company, Linden Lab (owner of Second Life), a developer of digital entertainment, Tilia.io, a fintech company, and Sundia Corporation, a food company, where he is also Chairman. He also owned Bare Snacks, a food company acquired by PepsiCo in 2018. From July 2017 to June 2018, he was Vice-chair of YPO International, a global organization of 55,000 CEOs. Mr. Oberwager received his BS from Georgetown University and his MBA from the Wharton School of the University of Pennsylvania. We believe Mr. Oberwager is well-qualified to serve as a member of our board of directors due to his experience in technology and consumer focused industries and his contacts and relationships.

Kristopher Wood has served as a member of our board of directors since November 2020. Mr. Wood is a private investor in numerous private start-ups and in smaller established businesses where he often assumes an operating role in repositioning the business for dynamic growth and enhanced profitability. He has served as the President of Wellness Coaches USA, LLC, a leading provider of health and wellness program to government agencies and large employers, since November 2021. Previously, Mr. Wood served as the President of Impact Health, Inc., a provider of rapidly deployed, turn-key, COVID-19 testing programs at scale, from March 2020 to September 2021. Mr. Wood led the development of Impact Health’s COVID-19 programs and oversaw its operations and strategy. From 2012 to April 2018, Mr. Wood served as the Chief Investment Officer for Lurie Holdings, Inc., a family office, where he worked on the turnaround, sale and integration of a number of Lurie investments, including Joint Juice, which later acquired Premier Nutrition. He served as Executive Chairman of the combined company from September 2012 to August 2013 where he was active in integrating the two companies and led the subsequent sale of Premier Nutrition to Post Holdings. From 2011 to 2012, Mr. Wood was Head of Strategy for NewPage Corporation, a large freesheet paper manufacturer. From 2009 to 2011, he was Head of Strategy for Worldcolor, a large printing company. Earlier in his career, Mr. Wood was a member of the investment team at several middle market private equity companies, including MidOcean Partners where he sourced investments and took active leadership roles and a member of the Global Finance Group of Deutsche Bank Securities. Mr. Wood was a director of Viamet Pharmaceuticals and was also a member of the Finance Committee of the Lurie Children’s Hospital of Chicago. He graduated cum laude with a B.S. in economics from The Wharton School of the University of Pennsylvania. We believe Mr. Wood is well-qualified to serve as a member of our board of directors due to his experience as a business leader in a variety of industries and his contacts and relationships.

Mr. Chiste has served as a member of our board of directors since April 2022. Mr. Chiste has served as the Chairman of Encycle Corporation since July 2012 and also served as its Chief Executive Officer from 2015 to 2022. Mr. Chiste has served as a director of MetOx Technologies, Inc. since November 2020. He served as the Chairman of Enbala Power Systems from May 2012 to October 2019 and also served as its interim CEO from 2014 to 2015. Mr. Chiste was the Chairman, CEO and President of Comverge, Inc from September 2001 to June 2009. He also served as President and CEO of Allwaste, Inc. from October 1994 to August 1997. In addition, he served as a senior executive in several public companies, including Transco Energy Venture Companies, from 1988 to 1993, and Enron Corporation, through a series of acquisitions, from 1980 to 1988. Mr. Chiste also served as the Chief Executive Officer of Sorfina Capital, a family investment fund focused on early-stage clean energy and traditional energy services, from 1998 to 2022 and has remained as a director on Sorfina Capital’s board of directors. Mr. Chiste received a BA in Mathematics from The College of New Jersey, a JD from Rutgers University School of Law and an MBA from Rutgers University School of Business. We believe Mr. Chiste is well-qualified to serve as a member of our board of directors due to his experience as a business leader and his contacts and relationships.

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

Our advisors (i) provide their business insights when we assess potential business combination targets and (ii) upon our request, provide their business insights as we work to create additional value in the businesses that we invest. In this regard, they fulfill some of the same functions as our board members. However, they have no written advisory, employment or advisory agreement with us. Additionally, our advisors have no other employment or compensation arrangements with us. Moreover, our advisors are not under any fiduciary obligations to us, nor do they perform board or committee functions or have any voting or decision-making capacity on our behalf. They are not required to devote any specific amount of time to our efforts or subject to the fiduciary requirements to which our board members are subject. Accordingly, if any of our advisors becomes aware of a business combination opportunity which is suitable for any of the entities to which he has fiduciary or contractual obligations (including other blank check companies), he will honor his fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We may modify or expand our roster of advisors as we source potential business combination targets.

Number and Terms of Office of Officers and Directors

Our board consists of five directors and is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Robert M. Chiste, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Brad Oberwager and Kristopher Wood, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Rosemary L. Ripley and Peter S. H. Grubstein, will expire at the third annual meeting of stockholders.

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

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board and has the composition and responsibilities described below. We have filed a copy of our audit and compensation committee charters as exhibits to the IPO Registration Statement. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov.

Audit Committee

We have established an audit committee of the board of directors, which consists of Brad Oberwager, Kristopher Wood and Robert M. Chiste, each of whom is an independent director under Nasdaq’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Brad Oberwager, Kristopher Wood and Robert M. Chiste, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

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

Item 11. Executive Compensation.

Other than the monthly payment of $10,000 to NGEN MGT II, LLC, an affiliate of our executive officers, for office space, administrative and support services, none of our executive officers or directors has received any cash (or non-cash) compensation for services rendered to us. Our sponsor, executive officers and directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors, review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined by our compensation committee.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business, but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2023, based on information obtained from the persons named below, with respect to the beneficial ownership of common stock by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 6,487,070 shares of our common stock, issued and outstanding as of March 31, 2023. Voting power represents the voting power of shares of common stock owned beneficially by such person. The table below does not include the common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this Report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
BWA Holdings LLC (our sponsor)(2)	3,154,650	48.6%
Rosemary L. Ripley(2)	3,154,650	48.6%
Peter S.H. Grubstein(2)	3,154,650	48.6%
Shay Murphy*	—	—
Brad Oberwager*	—	—
Kristopher Wood*	—	—
Robert M. Chiste*	—	—
All directors and executive officers as a group (6 individuals)(2)	3,154,650	48.6%

Other 5% Stockholders
Mizuho Financial Group(3)	885,932	13.7%
First Trust Capital Management L.P.(4)	1,047,190	16.1%

(1)	Unless otherwise indicated, the business address of each of the individuals and BWA Holdings LLC is c/o Better World Acquisition Corp., 775 Park Avenue, New York, New York 10021.

(2)	Represents securities held by BWA Holdings LLC, our sponsor, of which Rosemary L. Ripley and Peter S.H. Grubstein are managing members. Accordingly, all securities held by our sponsor may ultimately be deemed to be beneficially held by Ms. Ripley and Mr. Grubstein. Each such person disclaims beneficial ownership of the reported shares other than to the extent of his or her ultimate pecuniary interest therein.

(3)	According to a Schedule 13G filed on February 14, 2022 by Mizuho Financial Group. Mizuho Financial Group, Inc. Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of said equity securities directly held by Mizuho Securities USA LLC, which is their wholly-owned subsidiary. The address of the business office of each of these reporting persons is 1 – 5 – 5, Otemachi, Chiyoda — ku, Tokyo 100 – 8176, Japan.

(4)	According to a Schedule 13G/A jointly filed on February 8, 2023 by First Trust Merger Arbitrage Fund (“VARBX”), First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”) and FTCS Sub GP LLC (“Sub GP”), FTCM is an investment adviser registered with the SEC that provides investment advisory services to, among others, series of Investment Managers Services Trust II, specifically First Trust Multi-Strategy Fund and VARBX (collectively, the “Client Accounts”). As investment adviser to the Client Accounts, FTCM has the authority to invest the funds of the Client Accounts in securities (including the reported shares of common stock) as well as the authority to purchase, vote and dispose of securities, and may thus be deemed the beneficial owner of the common stock held in the Client Accounts. As of December 31, 2022, VARBX owned 1,038,690 shares of common stock while FTCM, FTCS and Sub GP collectively owned 1,047,190 shares of common stock. FTCS and Sub GP may be deemed to control FTCM and therefore may also be deemed to be beneficial owners of the reported common stock. The business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212. The business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

For more information on the Heritage Business Combination, see “Item 1. Business”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On August 5, 2020, our sponsor paid $25,000 to cover certain of our offering costs in consideration for 3,593,750 founder shares. On November 9, 2020, our sponsor returned to us for cancellation, at no cost, an aggregate of 718,750 founder shares, resulting in an aggregate of 2,875,000 founder shares outstanding and held by our sponsor. On November 12, 2020, we effected a stock dividend of 0.1 shares for each share of common stock outstanding, resulting in an aggregate of 3,162,500 founder shares outstanding and held by our sponsor. The founder shares included, after giving retroactive effect to the share surrender and stock dividend, an aggregate of up to 412,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that our sponsor would collectively own 20% of our issued and outstanding shares after the IPO (assuming our sponsor did not purchase any public shares in the IPO). In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option, 7,850 founder shares were forfeited and 404,650 founder shares are no longer subject to forfeiture, resulting in an aggregate of 3,154,650 founder shares outstanding on November 19, 2020.

Since November 2020, we have paid an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, has been or will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

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

On November 9, 2021, our board of directors approved the extension of the date by which we have to consummate an initial business combination from November 17, 2021, to February 17, 2022. In connection with the extension, our sponsor deposited into the trust account $0.10 for each of the 12,618,600 shares issued in the IPO, for a total of $1,261,860. We issued our sponsor the Sponsor Note in the principal amount of $1,261,860. On February 17, 2022, our sponsor deposited an additional $1,261,860 (representing $0.10 per public share) into our trust account. This second deposit allowed us to extend the date by which we have to complete our initial business combination from February 17, 2022 to May 17, 2022. In connection with the deposit, we amended and restated the Sponsor Note to increase the principal amount from $1,262,860 to $2,523,720.

On May 12, 2022, the Company held a special meeting of stockholders at which the Company’s stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate its initial business combination from May 17, 2022 to August 17, 2022, In connection with the First Charter Extension, on May 17, 2022, the Company amended and restated the Sponsor Note in its entirety to increase the principal amount thereunder from $2,523,720 to $3,223,720. At the time of the First Charter Extension, we deposited an additional $500,000 borrowed under the Sponsor Note into the trust account.

On August 15, 2022, the Company held a special meeting of stockholders at which the Company’s stockholders approved a second amendment to the Company’s amended and restated certificate of incorporation as amended, to extend the date by which the Company must consummate its initial business combination from August 17, 2022 to February 17, 2023. In connection with the Second Charter Extension, on August 17, 2022, the Company amended and restated the Sponsor Note in its entirety to increase the principal amount thereunder from $3,223,720 to $3,683,720. At the time of the Second Charter Extension, we deposited an additional $360,000 borrowed under the Sponsor Note into the trust account. Commencing on November 17, 2022, we deposited an additional $120,000 borrowed under the Sponsor Note for each of the three remaining calendar months of the Second Charter Extension.

On December 31, 2022, the Company amended and restated the Sponsor Note in its entirety to increase the principal amount thereunder from $3,683,720 to $4,323,720. The Sponsor Note is payable by us upon the earlier of the consummation of the initial business combination or our liquidation on or before February 17, 2023. Up to $1,500,000 of loans under the Sponsor Note may be convertible into private placement warrants at a price of $1.00 per private placement warrant at the option of our sponsor.

On February 8, 2023, the Company held a special meeting of stockholders at which the Company’s stockholders approved a third amendment to the Company’s amended and restated certificate of incorporation, as amended, to extend the date by which the Company must consummate its initial business combination from February 17, 2023 to August 17, 2023. At the time of the Third Charter Extension, we deposited $120,000 borrowed under the Additional Extension Note into the trust account. For each additional month of Third Charter Extension needed to consummate an initial business combination, $120,000 borrowed under the Additional Extension Note will be deposited into the trust account. The Additional Extension Note is payable by us upon the earlier of the consummation of the initial business combination or our liquidation on or before August 17, 2023.

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

We have entered into a registration rights agreement with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the shares of common stock issuable upon exercise of the foregoing and upon conversion of the founder shares.

In connection with the Heritage Business Combination, we have also entered into the CVR Funding and Waiver Letter. In addition, at the closing of the Heritage Business Combination, we will enter into the Founders Registration Rights Agreement Amendment, CVR Agreement and Sponsor Earnout Letter. For more information regarding the Heritage Business Combination and the agreements entered in connection therewith, see “Item 1. Business.”

Director Independence

Currently, Brad Oberwager, Kristopher Wood and Robert M. Chiste would each be considered an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of a company or its subsidiaries or any other individual having a relationship, which, in the opinion of our board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Our independent directors have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Our board of directors will review and approve all affiliated transactions with any interested director abstaining from such review and approval.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum for services rendered.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2022 and 2021 totaled $105,575 and $75,190, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2022 and 2021 we did not pay Marcum any audit-related fees.

 Tax Fees

We did not pay Marcum for tax services, planning or advice for the years ended December 31, 2022 or 2021.

All Other Fees

We did not pay Marcum for any other services for the years ended December 31, 2022 and 2021.

Pre-Approval Policy

Our audit committee was formed upon the pricing of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

(1) Financial Statements

(2) Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3) Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

BETTER WORLD ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Better World Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Better World Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s ability to execute its business plan is dependent upon the consummation of a business combination and it lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Further, if the Company does not complete a business combination by August 17, 2023, or obtain approval for an extension of this deadline, it will be required to cease all operations except for the purpose of liquidating. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY

March 31, 2023

BETTER WORLD ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
Current assets
Cash	$2,369	$278,197
Prepaid expenses and other current assets	44,095	30,805
Total Current Assets	46,464	309,002

Cash and marketable securities held in Trust Account	44,696,624	128,790,008
TOTAL ASSETS	$44,743,088	$129,099,010

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$703,233	$430,800
Income taxes payable	73,932	—
Convertible promissory note – related party, at fair value	901,500	—
Deferred legal fees	1,654,062	—
Total Current Liabilities	3,332,727	430,800

Convertible promissory note – related party, at fair value	—	958,400
Deferred legal fees	—	1,009,868
Warrant liabilities	528,558	2,641,204
Total Liabilities	3,861,285	5,040,272

Commitments and Contingencies (Note 6)

Common stock subject to possible redemption, $0.0001 par value; 4,213,453 shares at $10.59 per share redemption value as of December 31, 2022 and 12,618,600 shares at $10.20 per share redemption value as of December 31, 2021	44,632,414	128,709,720

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,487,070 shares issued and outstanding (excluding 4,213,453 and 12,618,600 shares subject to possible redemption) at December 31, 2022 and 2021, respectively	348	348
Accumulated deficit	(3,750,959)	(4,651,330)
Total Stockholders’ Deficit	(3,750,611)	(4,650,982)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$44,743,088	$129,099,010

The accompanying notes are an integral part of these consolidated financial statements.

BETTER WORLD ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year	For the year
	Ended	Ended
	December 31,	December 31,
	2022	2021

Operational costs	$2,237,876	$2,181,611
Loss from operations	(2,237,876)	(2,181,611)

Other income:
Interest earned on marketable securities held in Trust Account	676,877	64,088
Unrealized gain on marketable securities held in Trust Account	—	1,371
Change in fair value of Private Warrants liabilities	2,112,646	3,912,915
Change in fair value of convertible promissory note – related party	2,772,360	303,460
Total other income	5,561,883	4,281,834

Income before provision for income taxes	3,324,007	2,100,223
Provision for income taxes	(73,932)	—
Net income	$3,250,075	$2,100,223

Basic and diluted weighted average shares outstanding, redeemable common stock	7,994,222	12,618,600
Basic and diluted net income per share, redeemable common stock	$0.28	$0.13

Basic and diluted weighted average shares outstanding, non-redeemable common stock	3,487,070	3,487,070
Basic and diluted net income per share, non-redeemable common stock	$0.28	$0.13

The accompanying notes are an integral part of these consolidated financial statements.

BETTER WORLD ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2020	3,487,070	$348	$—	$(5,489,693)	$(5,489,345)

Accretion for common stock to redemption amount	—	—	—	(1,261,860)	(1,261,860)

Net income	—	—	—	2,100,223	2,100,223

Balance – December 31, 2021	3,487,070	348	—	(4,651,330)	(4,650,982)

Promissory note proceeds in excess of fair value	—	—	346,400	—	346,400

Accretion for common stock to redemption amount	—	—	(346,400)	(2,349,704)	(2,696,104)

Net income	—	—	—	3,250,075	3,250,075

Balance – December 31, 2022	3,487,070	$348	$—	$(3,750,959)	$(3,750,611)

The accompanying notes are an integral part of these consolidated financial statements.

BETTER WORLD ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$3,250,075	$2,100,223
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(676,877)	(64,088)
Unrealized gain on marketable securities held in Trust Account	—	(1,371)
Change in fair value of convertible promissory note – related party	(2,772,360)	(303,460)
Change in fair value of warrant liabilities	(2,112,646)	(3,912,915)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(13,290)	94,630
Deferred legal fee payable	644,194	1,009,868
Income taxes payable	73,932	—
Accounts payable and accrued expenses	272,433	332,132
Net cash used in operating activities	(1,334,539)	(744,981)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise taxes	358,711	—
Cash withdrawn from Trust Account in connection with redemption	86,773,410	—
Investment of cash into Trust Account	(2,361,860)	(1,261,860)
Net cash provided by (used in) investing activities	84,770,261	(1,261,860)

Cash Flows from Financing Activities:
Advances from related party	500,000	—
Redemption of common stock	(86,773,410)	—
Proceeds from convertible promissory note - related party	2,561,860	1,261,860
Net cash (used in) provided by financing activities	(83,711,550)	1,261,860

Net Change in Cash	(275,828)	(744,981)
Cash – Beginning of period	278,197	1,023,178
Cash – End of period	$2,369	$278,197

Non-Cash investing and financing activities:
Accretion for common stock subject to redemption amount	$2,696,104	$1,261,860
Conversion of advances to convertible promissory note - related party	$500,000	$—
Promissory note proceeds in excess of initial fair value	$(346,400)	$—

The accompanying notes are an integral part of these consolidated financial statements

BETTER WORLD ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company is focused on target businesses in the healthy living industries that benefit from strong Environmental, Social and Governance profiles. The Company is an early stage and emerging growth company and, as such, the Company is subject to all the risks associated with early stage and emerging growth companies.

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from August 5, 2020 (inception) through December 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below).

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

On November 17, 2020, the underwriters notified the Company of their intention to partially exercise their over-allotment option on November 19, 2020. As such, on November 19, 2020, the Company consummated the sale of an additional 1,618,600 Units, at $10.00 per Unit, generating gross proceeds of $16,186,000, and the sale of an additional 485,580 Private Warrants, at $1.00 per Private Warrant, generating gross proceeds of $485,580. A total of $16,347,860 of the net proceeds was deposited into the Trust Account on November 20, 2020, bringing the aggregate proceeds held in the Trust Account to $127,447,860. On November 9, 2021, in connection with the first extension of the date by which the Company has to consummate a Business Combination, a total of $1,261,860 was deposited into the Trust Account. On February 17, 2022, a total of $1,261,860 was deposited in the Trust Account in connection with the extension of the date by which the Company has to consummate a Business Combination to May 17, 2022. On May 18, 2022, a total of $500,000 was deposited into the Trust Account in connection with a further extension of the date by which the Company has to consummate a Business Combination to August 17, 2022. On August 17, 2022, November 16, 2022, and December 19, 2022 an aggregate amount of $600,000 was deposited into the Trust Account in connection with a further extension of the date by which the Company has to consummate a Business Combination to February 17, 2023. On January 18, 2023, February 16, 2023 and March 16, 2023, an aggregate amount of $360,000 was deposited into the Trust Account in connection with a further extension of the date by which the Company has to consummate a Business Combination to August 17, 2023.

Transaction costs amounted to $2,880,354 consisting of $2,523,720 of underwriting fees and $356,634 of other offering costs.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.59 per Public Share as of December 31, 2022 and $10.20 per Public Share as of December 31, 2021, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to the Company’s amended and restated Certificate of incorporation, as amended (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC containing substantially the same information as would be included in a proxy statement prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), Representative Shares (as defined in Note 8) and any Public Shares purchased during or after the Initial Public Offering (a) in favor of approving a Business Combination and (b) not to redeem any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares, irrespective of whether they vote for or against the proposed Business Combination.

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

BETTER WORLD ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

On November 9, 2021, the Company’s board of directors approved the extension of the date by which the Company has to consummate a Business Combination from November 17, 2021 to February 17, 2022. In connection with the extension, the Sponsor deposited into the Trust Account $0.10 for each of the 12,618,600 shares issued in the Initial Public Offering, for a total of $1,261,860. The Company issued the Sponsor a non-interest bearing unsecured promissory note in the principal amount of $1,261,860 (the “Convertible Promissory Note”), which is payable by the Company upon the earlier of the consummation of the Business Combination or the liquidation of the Company. The Convertible Promissory Note may be repaid in cash or convertible into Private Warrants at a price of $1.00 per Private Warrant. On February 16, 2022, the Company’s board of directors approved the extension of the date by which the Company has to consummate a Business Combination from February 17, 2022 to May 17, 2022. In connection with the extension, the Sponsor deposited into the Trust Account an additional $1,261,860 ($0.10 per Public Share) on February 17, 2022, and the Company amended and restated the Convertible Promissory Note in its entirety solely to increase the principal amount thereunder from $1,261,860 to $2,523,720. On May 12, 2022, the Company held a special meeting of stockholders at which a proposal to amend the Amended and Restated Certificate of Incorporation to extend the date by which the Company must consummate a Business Combination from May 17, 2022 to August 17, 2022 was approved by the stockholders. In connection with this extension, the Company deposited $500,000 into the Trust Account on May 18, 2022. The Company amended and restated the Convertible Promissory Note to increase the principal amount thereunder from $2,523,720 to $3,223,720, which included a drawdown of $500,000 for the extension and a drawdown of $200,000 for working capital needs. On August 17, 2022, the Company held a special meeting of stockholders at which the Company’s stockholders approved an amendment to the Amended and Restated Certificate of Incorporation to extend the date by which the Company must consummate a Business Combination from August 17, 2022 to February 17, 2023. On August 17, 2022, the Company amended and restated the Convertible Promissory Note to increase the principal amount thereunder from $3,223,720 to $3,683,720, which included a drawdown of $360,000 for the extension and $100,000 for working capital purposes. On December 31, 2022, the Company amended and restated the Convertible Promissory Note to increase the principal amount thereunder from $3,683,720 to $4,323,720, which included a drawdown of $240,000 for the extension and $400,000 for working capital purposes. On February 8, 2023, the Company held a special meeting of stockholders at which the Company’s stockholders approved an extension of the date by which the Company must consummate a Business Combination from February 17, 2023 to August 17, 2023 (the “Combination Period”).

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the amount of funds initially deposited into the Trust Account (initially $10.10 per share, subsequently increased to approximately $10.60 following the extension in February 2023).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.10 per Public Share, except as to any claims by a third party who executed a valid and enforceable agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

Business Combination Agreement

On December 9, 2022, the Company announced the execution of a definitive business combination agreement (the “Business Combination Agreement”) with Heritage Distilling Holding Company, Inc., a Delaware corporation (together with its successors, “Heritage”), Heritage Distilling Group, Inc. (formerly HDH Newco, Inc.), a Delaware corporation and a wholly owned subsidiary of Better World (“Pubco” ), BWA Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Pubco (“SPAC Merger Sub”), HD Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Pubco (“Company Merger Sub”), the Sponsor in the capacity as the representative for the stockholders of the Company and Pubco (other than the former Heritage stockholders), and (vii) Justin Stiefel, in the capacity as the representative for certain security holders of Heritage, for a proposed business combination among the parties (the “Heritage Business Combination”). Pursuant to the Business Combination Agreement, Pubco changed its name to Heritage Distilling Group, Inc. and will serve as the parent company of each of the Company and Heritage following the consummation of the Heritage Business Combination.

Under the Business Combination Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the Business Combination Agreement (the “Closing”), among other matters, Merger Sub will merge with and into Heritage, with Heritage continuing as the surviving entity in the merger, as a result of which, (i) SPAC Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity, and, in connection therewith, (A) each share of common stock of the Company (“SPAC Common Stock”) issued and outstanding immediately prior to the effective time of the Heritage Business Combination (the “Effective Time”) will be cancelled in exchange for the right of the holder thereof to receive, with respect to each share of SPAC Common Stock that is not redeemed or converted in the Closing Redemption (as defined in the Business Combination Agreement), one share of common stock of Pubco (“Pubco Common Stock”) and one contingent value right (“CVR”) (subject to the holders of Founder Shares and Representative Shares waiving their right to receive CVRs for such shares pursuant to the CVR Funding and Waiver Letter entered into simultaneously with the execution and delivery of the Business Combination Agreement by and among our sponsor, EarlyBirdCapital, the Company, Heritage and Pubco, and (B) Pubco will assume all of the outstanding warrants of the Company (“SPAC Warrants”) and each SPAC Warrant will become a warrant to purchase the same number of shares of Pubco Common Stock at the same exercise price during the same exercise period and otherwise on the same terms as the SPAC Warrant being assumed; (ii) Company Merger Sub will merge with and into Heritage, with Heritage continuing as the surviving entity, and, in connection therewith, (A) the shares of capital stock of Heritage issued and outstanding immediately prior to the Effective Time will be cancelled in exchange for the right of the holders thereof to receive shares of Pubco Common Stock as set forth in the Business Combination Agreement, (B) holders of Company Interim Notes (as defined in the Business Combination Agreement) will receive shares of Pubco Common Stock separate from the Stockholder Merger Consideration (as defined in the Business Combination Agreement), (C) Pubco will assume all of the outstanding Company Financing/Interim Warrants (as defined in the Business Combination Agreement) and each Company Financing/Interim Warrant will become a warrant to purchase shares of Pubco Common Stock with the number of shares and exercise price thereof equitably adjusted in accordance with the Business Combination Agreement, (D) each Contributed Warrant (as defined in the Business Combination Agreement) shall be contributed to Pubco and exchanged for the right to receive such number of shares of Pubco Common Stock as such holder of a Contributed Warrant would have received pursuant to Section 1.14(a) of the Business Combination Agreement if such Contributed Warrant had been exercised immediately prior to the Effective Time for the number of shares of common stock of Heritage set forth in that certain Contribution Agreement entered into simultaneously with the Business Combination Agreement, (E) each award of restricted stock units based on shares of Heritage common stock granted under the Heritage Distilling Company, Inc. 2018 Stock Incentive Plan and the Heritage Distilling Holding Company, Inc. 2019 Stock Incentive Plan (“Restricted Stock Unit Award”) outstanding immediately prior to the Effective Time, as amended in accordance with the Business Combination Agreement and the RSU Award Amendments, will be assumed by Pubco, with the number of RSU Shares underlying such Restricted Stock Unit Award to be adjusted in accordance with the Business Combination Agreement, and (F) all other Company Convertible Securities (as defined in the Business Combination Agreement) will be terminated; and (iii) as a result of such mergers, the Company and Heritage each will become wholly owned subsidiaries of Pubco, and Pubco will become a publicly traded company.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

The total consideration to be paid by Pubco to Heritage’s security holders (other than the holders of Heritage warrants that are assumed by Pubco, which will not affect the consideration) at the Closing (the “Participant Consideration”) will be an amount equal to $77,500,000, less the amount of Closing Net Debt (as defined in the Business Combination Agreement) and the aggregate amount of any Company Transaction Bonuses (as defined in the Business Combination Agreement), which Participant Consideration will be payable in new shares of Pubco Common Stock, each valued at a price per share of $10.00; provided that such shares of Pubco Common Stock payable to holders of Company Interim Notes shall be valued at a price per share equal to seventy five percent (75%) of the Redemption Price (as defined in the Business Combination Agreement). Any such shares of Pubco Common Stock payable to holders of Company Interim Notes shall reduce the shares of Pubco Common Stock allocable to Heritage shareholders, and therefore will not affect the total consideration payable by the Pubco. The portion of the Participant Consideration payable to Heritage security holders is set forth in the Business Combination Agreement.

For more information about the Heritage Business Combination, see the Registration Statement on Form S-4 filed by Pubco on February 14, 2023 (File No. 333-269754), as amended from time to time, and the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2022.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and the military conflict in Ukraine and has concluded that while it is reasonably possible that the virus and the military conflict could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impacts are not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has authority to promulgate regulations and provide other guidance regarding the excise tax. In December 2022, the Treasury Department issued Notice 2023-2, indicating its intention to propose such regulations and issuing certain interim rules on which taxpayers may rely. Under the interim rules, liquidating distributions made by publicly traded domestic corporations are exempt from the excise tax. In addition, any redemptions that occur in the same taxable year as a liquidation is completed will also be exempt from such tax. Accordingly, redemptions of Public Shares in connection with a Business Combination, extension vote or otherwise (a “Redemption Event”) may subject the Company to the excise tax, unless one of the two exceptions above apply.

The extent to which the Company would be subject to the excise tax in connection with a Redemption Event would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Redemption Event but issued within the same taxable year of a Business Combination), (iii) if we fail to timely consummate a Business Combination and liquidate in a taxable year following a Redemption Event and (iv) the content of any proposed or final regulations and other guidance from the Treasury Department. In addition, because the excise tax would be payable by the Company and not by the redeeming holders, the mechanics of any required payment of the excise tax remains to be determined. Any excise tax payable by us in connection with a Redemption Event may cause a reduction in the cash available to us to complete a Business Combination and could affect our ability to complete a Business Combination.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

Liquidity and Going Concern

As of December 31, 2022, the Company had $2,369 in its operating bank account outside the Trust Account and $44,696,624 in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith. As of December 31, 2022, $398,454 of the amount on deposit in the Trust Account represented accrued interest income, which can be withdrawn to pay the Company’s tax obligations.

On May 13, 2022, July 1, 2022 and August 16, 2022, the Company withdrew $178,564, $66,751 and $113,396, respectively, of accrued interest from the Trust Account to pay certain tax obligations.

On November 9, 2021, the Company issued the Convertible Promissory Note in the principal amount of $1,261,860 to the Sponsor in connection with the Extension (See Note 5). On February 17, 2022, April 14, 2022, May 18, 2022, August 17, 2022 and December 31, 2022 the Company amended and restated the Convertible Promissory Note to increase the principal amount thereunder from $1,261,860 to $4,323,720.

On May 12, 2022 and August 15, 2022, the Company held special meetings of stockholders at which proposals to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a Business Combination from May 17, 2022 to August 17, 2022 and from August 17, 2022 to February 17, 2023, were approved, respectively. In connection with the May 12, 2022 and the August 15, 2022 meetings, stockholders holding 5,586,910 shares and 2,818,237 shares, respectively, exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $57.5 million and $29.2 million, respectively, was released from the Trust Account. On February 8, 2023, the Company held a special meeting of stockholders at which a third amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate its initial business combination from February 17, 2023 to August 17, 2023 was approved. In connection with the meeting stockholders holding 1,213,453 shares of the Company’s common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $12.9 million was released from the Trust Account.

Until the consummation of a Business Combination, the Company will use the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company expects it will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and the Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of the Business Combination, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 17, 2023 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date and another extension has not been requested by the Sponsor and approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and the mandatory liquidation and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.

No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 17, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Two of the more significant accounting estimates included in these consolidated financial statements is the determination of the fair value of the warrant liabilities as well as the fair value of the Convertible Promissory Note. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

Cash and Marketable Securities Held in Trust Account

At December 31, 2022, all of the assets held in the Trust Account were held in a cash account. At December 31, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury Securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. As of December 31, 2022, the Company has withdrawn $358,711 of interest income from the Trust Account to pay certain tax obligations.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At December 31, 2022 and 2021, the common stock reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$126,186,000
Less:
Common stock issuance costs	(2,868,790)
Plus:
Accretion of carrying value to redemption value	5,392,510

Common stock subject to possible redemption – December 31, 2021	128,709,720
Less:
Redemption of shares	(86,773,410)
Plus:
Accretion of carrying value to redemption value	2,696,104
Common stock subject to possible redemption – December 31, 2022	$44,632,414

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

Convertible Promissory Note – Related Party

The Company accounts for its Convertible Promissory Note under ASC 815, Derivatives and Hedging (“ASC 815”). Under ASC 815-15-25, the election can be made at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its Convertible Promissory Note. Using the fair value option, the Convertible Promissory Note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the note are recognized as non-cash changes in the fair value of the Convertible Promissory Note in the consolidated statements of operations. The fair value of the option to convert the Convertible Promissory Note into Private Warrants was valued by utilizing a binomial lattice model incorporating the Cox-Rubenstein methodology.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of December 31, 2022 and 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 17,904,180 shares of common stock in the aggregate. As of December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then participate in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.

Reconciliation of Net Income per Common Share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted net income per common share is calculated as follows:

	Year Ended December 31,		Year Ended December 31,
	2022		2021
	Redeemable Common Stock	Non- Redeemable Common Stock	Redeemable Common Stock	Non- Redeemable Common Stock
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$2,262,970	$987,105	$1,645,500	$454,723
Denominator:
Basic and diluted weighted average stock outstanding	7,994,222	3,487,070	12,618,600	3,487,070
Basic and diluted net income per common share	$0.28	$0.28	$0.13	$0.13

BETTER WORLD ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company assessed the potential impact of ASU 2020-06 and determined that it would not have an impact on the consolidated financial statements as presented.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

BETTER WORLD ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On August 5, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 3,593,750 shares of common stock (the “Founder Shares”). On November 9, 2020, the Sponsor returned to the Company for cancellation, at no cost, an aggregate of 718,750 Founder Shares, resulting in an aggregate of 2,875,000 Founder Shares outstanding and held by the Sponsor. On November 12, 2020, the Company effected a stock dividend of 0.1 shares for each share of common stock outstanding, resulting in an aggregate of 3,162,500 Founder Shares outstanding and held by the Sponsor. The Founder Shares included, after giving retroactive effect to the share surrender and stock dividend, an aggregate of up to 412,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option, 7,850 Founder Shares were forfeited, and 404,650 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 3,154,650 Founder Shares outstanding at December 31, 2022 and 2021.

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

Administrative Services Agreement

The Company has agreed, commencing on November 12, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Company’s management a total of $10,000 per month for office space, utilities and secretarial support. For the year ended December 31, 2022, the Company incurred $120,000 in fees for these services, which amounts are included in accrued expenses in the accompanying balance sheets. For the year ended December 31, 2021, the Company incurred $120,000, of which $20,000 is included in accrued expenses in the accompanying balance sheets.

Promissory Note — Related Party

On August 5, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) March 31, 2021, (ii) the consummation of the Initial Public Offering or (iii) the date on which the Company determined not to proceed with the Initial Public Offering. The outstanding balance under the Promissory Note was repaid subsequent to the Initial Public Offering. As of December 31, 2022 and 2021, respectively, no balance is outstanding under the Promissory Note. Borrowings under the Promissory Note are no longer available.

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

On April 14, 2022 the Sponsor advanced to the Company $100,000 to be used for working capital purposes. On August 17, 2022, the Company converted the advance from the Sponsor to the second amended and restated promissory note. On October 13, 2022, the Sponsor advanced to the Company $200,000 to be used for working capital purposes. On December 31, 2022, the Company converted the advance from the Sponsor to the third amended and restated promissory note (see Convertible Promissory Note – Related Party below).

BETTER WORLD ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

Convertible Promissory Note – Related Party

As discussed in Note 1, the Company previously extended the period of time to consummate a Business Combination to May 17, 2022. In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees deposited into the Trust Account $1,261,860 ($0.20 per Public Share), on or prior to the date of the applicable deadline. Payments were made in the form of a non-interest bearing, unsecured promissory note to be paid upon consummation of a Business Combination, or, at the Sponsor’s discretion, converted upon consummation of a Business Combination into additional Private Warrants at a price of $1.00 per Private Warrant. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination. On May 12, 2022, the Company held a special meeting of stockholders at which a proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a Business Combination from May 17, 2022 to August 17, 2022 was approved by stockholders. In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees deposited into the Trust Account $500,000. On August 15, 2022, the Company held a special meeting of stockholders at which a proposal to amend the Company’s amended and restated certificate of incorporation, as amended to extend the date by which the Company must consummate a Business Combination from August 17, 2022 to February 17, 2023 was approved by stockholders. In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees deposited into the Trust Account $360,000. On November 16, 2022 and December 19, 2022, the Company deposited an aggregate of $240,000 into the Trust Account in connection with the extension.

On November 9, 2021, the Company issued the Convertible Promissory Note in the principal amount of $1,261,860 to the Sponsor in connection with the Extension. On August 15, 2022, the Company held a special meeting of stockholders at which a proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a Business Combination from August 17, 2022 to February 17, 2023 was approved by stockholders. On February 17, 2022, April 14, 2022, May 18, 2022, August 17, 2022 and December 31, 2022 the Company amended and restated the Convertible Promissory Note to increase the principal amount thereunder from $1,261,860 to $4,323,720. The Convertible Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s Business Combination is consummated and (ii) the liquidation of the Company on or before February 17, 2023 or such later liquidation date as may be approved by the Company’s stockholders. At the election of the Sponsor, up to $1,500,000 of the unpaid principal amount of the Convertible Promissory Note may be converted into warrants of the Company, each warrant exercisable for one share of common stock of the Company upon the consummation of its Business Combination, equal to: (x) the portion of the principal amount of the Convertible Promissory Note being converted, divided by (y) $1.00, rounded up to the nearest whole number of warrants. As of December 31, 2022 and 2021, there was $4,323,720 and $1,261,860 outstanding under the Convertible Promissory Note, respectively. The Convertible Promissory Note was valued using the fair value method. The fair value of the Convertible Promissory Note as of December 31, 2022 and 2021, was $901,500 and $958,400, respectively, which resulted in a change in fair value of the convertible promissory note of $2,772,360 and $303,460 which was recorded in the statements of operations for the years ended December 31, 2022 and 2021, respectively (see Note 10).

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

BETTER WORLD ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

Legal Fee Agreements

The Company has engaged various law firms to provide legal due diligence services and business combination services related to potential target companies. All fees and expenses related to the various engagements will be deferred and are to be paid fully upon the closing of any Business Combination. The law firms will not be entitled to any contingent fees or expense reimbursement if the Company does not consummate a Business Combination within its deadline. Deferred fees of $1,654,062 and $1,009,868 related to these legal services have been accrued as of December 31, 2022 and 2021, respectively.

Extension

On February 16, 2022, the Company issued a press release announcing that its Sponsor has requested that the Company extend the date by which the Company has to consummate a Business Combination from February 17, 2022 to May 17, 2022 (the “Extension”). On February 18, 2022, the Company issued a press release announcing that the Sponsor had deposited an additional $1,261,860 (representing $0.10 per Public Share) into the Trust Account for its public stockholders. On May 12, 2022, the Company held a special meeting of stockholders at which a proposal to amend the Amended and Restated Certificate of Incorporation to extend the date by which the Company must consummate a Business Combination from May 17, 2022 to August 17, 2022 was approved by the stockholders. In connection with this extension, the Company deposited $500,000 into the Trust Account on May 18, 2022. In connection with the extension amendment, stockholders holding approximately 5,586,910 shares of the Company’s redeemable common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account at a redemption price of approximately $10.30 per share. On August 15, 2022, the Company held a special meeting of stockholders at which a proposal to amend the Amended and Restated Certificate of Incorporation to extend the date by which the Company must consummate a Business Combination from August 17, 2022 to February 17, 2023 was approved by the stockholders. In connection with this extension, the Company deposited $360,000 into the Trust Account on August 17, 2022, and stockholders holding approximately 2,818,237 shares of the Company’s redeemable common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account at a redemption price of approximately $10.37 per share. On November 16, 2022 and December 19, 2022, the Company deposited an aggregate amount of $240,000 into the Trust Account in connection with the extension. On February 8, 2023, the Company held a special meeting of stockholders at which a proposal to amend the Amended and Restated Certificate of Incorporation to extend the date by which the Company must consummate a Business Combination from February 17, 2023 to August 17, 2023 was approved by the stockholders. In connection with the extension, stockholders holding 1,213,453 shares of the Company’s redeemable common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account at a redemption price of approximately $10.60 per share.

On November 16, 2021, the Company had previously issued the Convertible Promissory Note in the principal amount of $1,261,860 to the Sponsor. On February 17, 2022, April 14, 2022, May 18, 2022, August 17, 2022 and December 31, 2022, the Company amended and restated the Convertible Promissory Note in its entirety to increase the principal amount thereunder from $1,261,860 to $4,323,720.

Business Combination Agreement

On December 9, 2022, the Company entered into the Business Combination Agreement with Heritage, Pubco, SPAC Merger Sub, Company Merger Sub, the Sponsor in the capacity as the representative for the stockholders of the Company and Pubco (other than the former Heritage stockholders), and (vii) Justin Stiefel, in the capacity as the representative for certain security holders of Heritage for a proposed business combination among the parties. Pursuant to the Business Combination Agreement, Pubco changed its name to Heritage Distilling Group, Inc. and will serve as the parent company of each of the Company and Heritage following the consummation of the Heritage Business Combination.

For more information about the Heritage Business Combination, see the Registration Statement on Form S-4 filed by Pubco on February 14, 2023 (File No. 333-269754), as amended from time to time, and the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2022.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At December 31, 2022 and 2021, there were 3,487,070 shares of common stock issued and outstanding, excluding 4,213,453 and 12,618,600 shares of common stock subject to possible redemption, respectively, which are presented as temporary equity. In connection with the extensions on May 12, 2022, stockholders holding 5,586,910 shares of the Company’s redeemable common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account at a redemption price of approximately $10.30 per share. In connection with the extension on August 17, 2022, stockholders holding 2,818,237 shares of the Company’s redeemable stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account at a redemption price of approximately $10.37 per share. In connection with the extension on February 8, 2023, stockholders holding 1,213,453 shares of the Company’s redeemable stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account at a redemption price of approximately $10.60 per share.

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

The Company may redeem the Public Warrants (excluding the Private Warrants and any warrants underlying units issued upon conversion of the Working Capital Loans):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last reported sale price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like), for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

BETTER WORLD ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

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

NOTE 9. INCOME TAX

The Company’s net deferred tax assets at December 31, 2022 and 2021 are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax asset
Net operating loss carryforward	$—	$52,219
Startup/Organization Expenses	753,032	416,002
Unrealized gain on marketable securities	—	(1,515)
Total deferred tax asset	753,032	466,706
Valuation Allowance	(753,032)	(466,706)
Deferred tax asset	$—	$—

The income tax provision for the years ended December 31, 2022 and 2021 consists of the following:

	December 31,	December 31,
	2022	2021
Federal
Current	$73,932	$—
Deferred	(286,326)	(444,392)
State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	286,326	444,392

Income tax provision	$73,932	$—

BETTER WORLD ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

As of December 31, 2022 and 2021, the Company had $0 and $248,660, respectively, of U.S. federal net operating loss carryovers available to offset future taxable income, which do not expire.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022, the change in the valuation allowance was $286,326. For the year ended December 31, 2021, the change in the valuation allowance was $444,392.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.00%	21.00%
Change in fair value of warrant liabilities	(17.5)%	(39.1)%
Change in fair value of convertible promissory note	(13.3)%	(3.0)%
Transaction costs incurred in connection with Initial Public Offering	—%	—%
Business combination expenses	3.5%	—%
Change in Valuation allowance	8.6%	21.1%
Income tax provision	2.2%	0.00%

The Company’s effective tax rate was 2.2% and 0.0% for the year ended December 31, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2022 and 2021, due to changes in fair value in warrant liability, changes in the fair value of the Convertible Promissory Note, business combination expenses and the valuation allowance on the deferred tax assets.

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

BETTER WORLD ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2022 and 2021, respectively, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022	December 31, 2021
Assets:
Cash	1	$44,696,624	$-
Marketable securities held in Trust Account	1	$-	$128,790,008

Liabilities:
Warrant liabilities – Private Warrants	3	$528,558	$2,641,204
Convertible promissory note – related party	3	$901,500	$958,400

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

The following are the inputs used by the Company in establishing the fair value of its Private Warrants at December 31, 2022 and December 31, 2021.

Input	December 31, 2022	December 31, 2021
Risk-free interest rate	4.60%	1.15%
Trading days per year	252	252
Expected volatility	5.3%	9.6%
Exercise price	$11.50	$11.50
Stock Price	$10.45	$10.17

On December 31, 2022 and 2021, the fair values of the Private Warrants were determined to be $0.10 per warrant and $0.50 per warrant, respectively, for an aggregate value of $0.5 million and $2.64 million, respectively.

The following table presents the changes in the fair value of the warrant liabilities:

Private Placement
Fair value as of December 31, 2021	$2,641,204
Change in valuation inputs or other assumptions	(2,112,646)
Fair value as of December 31, 2022	$528,558

Convertible Promissory Note – Related Party

The fair value of the option to convert the Convertible Promissory Note into Private Warrants was valued by utilizing a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

The estimated fair value of the Convertible Promissory Note was based on the following significant inputs:

	December 31, 2022	December 31, 2021
Risk-free interest rate	4.60%	1.29%
Time to Expiration (in years)	0.4	5.38
Expected volatility	0.0%	9.6%
Exercise price	$11.50	$11.50
Dividend yield	0.00%	0.00%
Stock Price	$10.45	$10.17
Probability of transaction	25.00%	75.00%

The following table presents the changes in the fair value of the Level 3 Convertible Promissory Note:

Fair value as of January 1, 2021	$958,400
Conversion of Sponsor advance to Convertible Promissory Note	500,000
Proceeds in excess of fair value	(346,400)
Proceeds received through Convertible Promissory Note	2,561,860
Change in fair value	(2,772,360)
Fair value as of December 31, 2022	$901,500

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the year ended December 31, 2022 for the Convertible Promissory Note.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as stated below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On January 9, 2023, the Company received a written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC indicating that the Company was not in compliance with Nasdaq Listing Rule 5620(a) for continued listing, due to the Company’s failure to hold an annual meeting of stockholders within twelve months of the end of the Company’s fiscal year ended December 31, 2021.

The Notice stated that the Company has until February 23, 2023 to submit a plan to regain compliance with Listing Rule 5620(a). The Company submitted a plan to regain compliance with Listing Rule 5620(a) on February 23, 2023. On March 8, 2023, Nasdaq granted the Company an extension until June 29, 2023 to evidence compliance with Listing Rule 5620(a).

Trust Extension

On January 18, 2023, February 16, 2023, and March 16, 2023, the Company made payments to the Trust Account in the aggregate amount of $360,000 in connection with the extension.

On February 8, 2023, the Company held a special meeting of stockholders at which a proposal to amend the Amended and Restated Certificate of Incorporation to extend the date by which the Company must consummate a Business Combination from February 17, 2023 to August 17, 2023 was approved by the stockholders. In connection with the extension, stockholders holding 1,213,453 shares of the Company’s redeemable common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account at a redemption price of approximately $10.60 per share. The Sponsor has agreed to contribute to the Trust Account $120,000 for each month of the extension.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated November 12, 2020, by and between the Company and EarlyBirdCapital, as representative of the several underwriters. (1)
1.2	Business Combination Marketing Agreement, dated November 12, 2020, by and between the Company and EarlyBirdCapital. (1)
2.1***	Business Combination Agreement, dated as of December 9, 2022, by and among the Company, HDH Newco, Inc., BWA Merger Sub, Inc., HD Merger Sub, Inc., Heritage, the sponsor, and Justin Stiefel. (6)
3.1	Amended and Restated Certificate of Incorporation. (1)
3.2	Amendment to the Amended and Restated Certificate of Incorporation. (4)
3.3	Second Amendment to the Amended and Restated Certificate of Incorporation. (5)
3.4	Third Amendment to the Amended and Restated Certificate of Incorporation. (8)
3.5	Bylaws. (2)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Common Stock Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Warrant Agreement, dated November 12, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.5	Description of Registered Securities (3)
10.1	Letter Agreement, dated November 12, 2020, by and among the Company, its officers, its directors and the sponsor. (1)
10.2	Investment Management Trust Agreement, dated November 12, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.3	Registration Rights Agreement, dated November 12, 2020, by and among the Company, the sponsor and EarlyBirdCapital. (1)
10.4	Administrative Services Agreement, dated November 12, 2020, by and between the Company and NGEN MGT II, LLC. (1)
10.5	Private Placement Warrant Purchase Agreement, dated November 12, 2020, by and between the Company and the sponsor. (1)
10.6	Private Placement Warrant Purchase Agreement, dated November 12, 2020, by and between the Company and EarlyBirdCapital. (1)
10.7	Stock Escrow Agreement, dated November 12, 2020, by and between the Company and CST. (1)
10.8	Form of Indemnification Agreement. (2)
10.9	Fourth Amended and Restated Promissory Note, dated December 31, 2022.

10.10	Form of Lock-Up Agreement, dated as of December 9, 2022, by and among the sponsor, HDH Newco, Inc., and the Security Holder of Heritage named therein. (6)
10.11	Form of Voting Agreement, dated as of December 9, 2022, by and among the Company, Heritage and the Security Holder of Heritage named therein. (6)
10.12	Form of Non-Competition Agreement, dated as of December 9, 2022, by and among the Company, Heritage, HDH Newco, Inc., and the Security Holder of Heritage named therein. (6)
10.13	Form of Registration Rights Agreement by and among the Company, Heritage Distilling Group, Inc. (f/k/a HDH Newco, Inc.), and the Investors named therein. (6)
10.14	Form of First Amendment to Registration Rights Agreement, by and among the Company, the sponsor, and the Holders named therein. (6)
10.15	Form of Contingent Value Rights Agreement, by and among Heritage Distilling Group, Inc. (f/k/a HDH Newco, Inc.), the sponsor, Justin Stiefel, and Continental, as rights agent. (6)
10.16	CVR Funding and Waiver Letter, by and among the sponsor, the Company, EarlyBirdCapital, HDH Newco, Inc., and Heritage. (6)
10.17	Form of Sponsor Earnout Letter Agreement, by and among the sponsor, the Company, Heritage Distilling Group, Inc. (f/k/a HDH Newco, Inc.) and Heritage. (6)
14.1	Code of Ethics. (7)
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter. (7)
99.2	Compensation Committee Charter. (7)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
***	The exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 18, 2020.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on October 7, 2020 (File No. 333-249374), as amended.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on June 11, 2021.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 18, 2022.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 17, 2022.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2022.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2022.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2023.
(9)	Incorporated by reference to Pubco’s Registration Statement on Form S-1, filed with the SEC on February 13, 2023 (File No. 333-269754).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2023	Better World Acquisition Corp.

	By:	/s/ Rosemary L. Ripley
	Name:	Rosemary L. Ripley
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Rosemary L. Ripley	Chief Executive Officer, Chairman of the Board and President	March 31, 2023
Rosemary L. Ripley	(Principal Executive Officer)

/s/ Peter S.H. Grubstein	Chief Financial Officer and Director	March 31, 2023
Peter S.H. Grubstein	(Principal Financial and Accounting Officer)

/s/ Brad Oberwager	Director	March 31, 2023
Brad Oberwager

/s/ Kristopher Wood	Director	March 31, 2023
Kristopher Wood

/s/ Robert M. Chiste	Director	March 31, 2023
Robert M. Chiste