Form 10-Q
period 2023-03-31
Better World Acquisition Corp.
filed 2023-05-19
CIK 1821146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 19, 2023, 6,487,070 shares of common stock, par value $0.0001 per share, were issued and outstanding.

BETTER WORLD ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BETTER WORLD ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$141,465	$2,369
Prepaid expenses and other current assets	97,417	44,095
Total Current Assets	238,882	46,464

Cash and marketable securities held in Trust Account	32,224,663	44,696,624
TOTAL ASSETS	$32,463,545	$44,743,088

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$898,797	$703,233
Income taxes payable	128,063	73,932
Excise taxes payable	128,657	—
Advances from related parties	710,000	—
Convertible promissory note – related party, at fair value	914,700	901,500
Deferred legal fees	1,821,825	1,654,062
Total Current Liabilities	4,602,042	3,332,727

Warrant liabilities	581,414	528,558
Total Liabilities	5,183,456	3,861,285

Commitments and Contingencies (Note 6)

Common stock subject to possible redemption, $0.0001 par value; 3,000,000 shares at $10.78 per share redemption value as of March 31, 2023 and 4,213,453 shares at $10.59 per share redemption value as of December 31, 2022	32,352,423	44,632,414

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,487,070 shares issued and outstanding (excluding 3,000,000 and 4,213,453 shares subject to possible redemption) at March 31, 2023 and December 31, 2022, respectively	348	348
Accumulated deficit	(5,072,682)	(3,750,959)
Total Stockholders’ Deficit	(5,072,334)	(3,750,611)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$32,463,545	$44,743,088

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BETTER WORLD ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022

Operational costs	$776,732	$504,099
Loss from operations	(776,732)	(504,099)

Other income (expense):
Interest earned on cash and marketable securities held in Trust Account	289,547	52,360
Unrealized gain on marketable securities held in Trust Account	—	17,283
Change in fair value of Private Warrants liabilities	(52,856)	1,744,591
Change in fair value of convertible promissory note – related party	(13,200)	337,260
Other income, net	223,491	2,151,494

(Loss) Income before provision for income taxes	(553,241)	1,647,395
Provision for income taxes	(54,131)	—
Net (loss) income	$(607,372)	$1,647,395

Basic and diluted weighted average shares outstanding, redeemable common stock	3,606,727	12,618,600
Basic and diluted net (loss) income per share, redeemable common stock	$(0.09)	$0.10
Basic and diluted weighted average shares outstanding, non-redeemable common stock	3,487,070	3,487,070
Basic and diluted net (loss) income per share, non-redeemable common stock	$(0.09)	$0.10

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BETTER WORLD ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balance – January 1, 2023	3,487,070	$348	$—	$(3,750,959)	$(3,750,611)
Accretion for common stock to redemption amount	—	—	—	(585,694)	(585,694)
Excise taxes on stock redemption	—	—	—	(128,657)	(128,657)
Net loss	—	—	—	(607,372)	(607,372)
Balance – March 31, 2023 (unaudited)	3,487,070	$348	—	$(5,072,682)	$(5,072,334)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock		Additional Paid	Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balance – January 1, 2022	3,487,070	$348	$—	$(4,651,330)	$(4,650,982)
Accretion for common stock to redemption amount	—	—	—	(1,261,860)	(1,261,860)
Net income	—	—	—	1,647,395	1,647,395
Balance – March 31, 2022 (unaudited)	3,487,070	$348	—	$(4,265,795)	$(4,265,447)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BETTER WORLD ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(607,372)	$1,647,395
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(289,547)	(52,360)
Unrealized gain on marketable securities held in Trust Account	—	(17,283)
Change in fair value of convertible promissory note – related party	13,200	(337,260)
Change in fair value of Private Warrant liabilities	52,856	(1,744,591)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(53,322)	17,417
Accounts payable and accrued expenses	195,564	48,751
Income taxes payable	54,131	—
Deferred legal fees payable	167,763	235,596
Net cash used in operating activities	(466,727)	(202,335)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(360,000)	(1,261,860)
Cash withdrawn from Trust Account to pay franchise and income taxes	255,823	—
Cash withdrawn from Trust Account in connection with redemption	12,865,685	—
Net cash provided by (used in) investing activities	12,761,508	(1,261,860)

Cash Flows from Financing Activities:
Advances from related party	710,000	—
Proceeds from convertible promissory note – related party	—	1,261,860
Redemption of common stock	(12,865,685)	—
Net cash (used in) provided by financing activities	(12,155,685)	1,261,860

Net Change in Cash	139,096	(202,335)
Cash – Beginning of period	2,369	278,197
Cash – End of period	$141,465	$75,862

Non-Cash investing and financing activities:
Excise taxes on stock redemption	$128,657	$—
Accretion for common stock to redemption amount	$585,694	$1,261,860
Deferred legal fees payable	$—	$235,596

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from August 5, 2020 (inception) through March 31, 2023 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account (as defined below).

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

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.78 per Public Share as of March 31, 2023 and $10.59 per Public Share as of December 31, 2022, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

On November 9, 2021, the Company’s board of directors approved the extension of the date by which the Company has to consummate a Business Combination from November 17, 2021 to February 17, 2022. In connection with the extension, the Sponsor deposited into the Trust Account $0.10 for each of the 12,618,600 shares issued in the Initial Public Offering, for a total of $1,261,860. The Company issued the Sponsor a non-interest bearing unsecured promissory note in the principal amount of $1,261,860 (the “Convertible Promissory Note”), which is payable by the Company upon the earlier of the consummation of the Business Combination or the liquidation of the Company. The Convertible Promissory Note may be repaid in cash or convertible into Private Warrants at a price of $1.00 per Private Warrant. On February 16, 2022, the Company’s board of directors approved the extension of the date by which the Company has to consummate a Business Combination from February 17, 2022 to May 17, 2022. In connection with the extension, the Sponsor deposited into the Trust Account an additional $1,261,860 ($0.10 per Public Share) on February 17, 2022, and the Company amended and restated the Convertible Promissory Note in its entirety solely to increase the principal amount thereunder from $1,261,860 to $2,523,720. On May 12, 2022, the Company held a special meeting of stockholders at which a proposal to amend the Amended and Restated Certificate of Incorporation to extend the date by which the Company must consummate a Business Combination from May 17, 2022 to August 17, 2022 was approved by the stockholders. In connection with this extension, the Company deposited $500,000 into the Trust Account on May 18, 2022. The Company amended and restated the Convertible Promissory Note to increase the principal amount thereunder from $2,523,720 to $3,223,720, which included a drawdown of $500,000 for the extension and a drawdown of $200,000 for working capital needs. On August 17, 2022, the Company held a special meeting of stockholders at which the Company’s stockholders approved an amendment to the Amended and Restated Certificate of Incorporation to extend the date by which the Company must consummate a Business Combination from August 17, 2022 to February 17, 2023. On August 17, 2022, the Company amended and restated the Convertible Promissory Note to increase the principal amount thereunder from $3,223,720 to $3,683,720, which included a drawdown of $360,000 for the extension and $100,000 for working capital purposes. On December 31, 2022, the Company amended and restated the Convertible Promissory Note to increase the principal amount thereunder from $3,683,720 to $4,323,720, which included a drawdown of $240,000 for the extension and $400,000 for working capital purposes. On February 8, 2023, the Company held a special meeting of stockholders at which the Company’s stockholders approved an extension of the date by which the Company must consummate a Business Combination from February 17, 2023 to August 17, 2023.

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

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Business Combination Agreement

On December 9, 2022, the Company announced the execution of a definitive business combination agreement (the “Business Combination Agreement”) with Heritage Distilling Holding Company, Inc., a Delaware corporation (together with its successors, “Heritage”), Heritage Distilling Group, Inc. (formerly HDH Newco, Inc.), a Delaware corporation and a wholly owned subsidiary of Better World (“Pubco” ), BWA Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Pubco, HD Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Pubco, the Sponsor in the capacity as the representative for the stockholders of the Company and Pubco (other than the former Heritage stockholders), and (vii) Justin Stiefel, in the capacity as the representative for certain security holders of Heritage, for a proposed business combination among the parties.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

On May 18, 2023, the Company notified Heritage of the termination of the Business Combination Agreement pursuant to Section 8.1(b) thereof, effective as of the date of such notice. As a result of the Termination, the Business Combination Agreement is of no further force and effect, with the exception of the specified provisions in Section 8.2 of the Business Combination Agreement, which shall survive the termination of the Business Combination Agreement and remain in full force and effect in accordance with their respective terms.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and the military conflict in Ukraine and has concluded that while it is reasonably possible that the virus and the military conflict could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impacts are not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Liquidity and Going Concern

As of March 31, 2023, the Company had $141,465 in its operating bank accounts and $32,224,663 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith. As of March 31, 2023, $358,699 of the amount on deposit in the Trust Account represented accrued interest income, which can be withdrawn to pay the Company’s tax obligations.

On May 13, 2022, July 1, 2022, August 16, 2022 and February 14, 2023, the Company withdrew $178,564, $66,751, $113,396 and $255,823, respectively, of accrued interest from the Trust Account to pay certain tax obligations.

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

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on March 31, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Two of the more significant accounting estimates included in these condensed consolidated financial statements is the determination of the fair value of the warrant liabilities as well as the fair value of the convertible promissory note. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Cash and Marketable Securities Held in Trust Account

At March 31, 2023 and December 31, 2022, all of the assets held in the Trust Account were held in a cash demand account. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on cash and marketable securities held in the Trust Account in the accompanying condensed consolidated statements of operations. As of March 31, 2023, the Company has withdrawn $614,534 of interest income from the Trust Account to pay certain tax obligations.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At March 31, 2023 and December 31, 2022, the common stock reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$126,186,000
Less:
Common stock issuance costs	(2,868,790)
Redemption of shares	(86,773,410)
Plus:
Accretion of carrying value to redemption value	8,088,614

Common stock subject to possible redemption – December 31, 2022	44,632,414
Less:
Redemption of shares	(12,865,685)
Plus:
Accretion of carrying value to redemption value	585,694

Common stock subject to possible redemption – March 31, 2023	$32,352,423

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

This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed consolidated statements of operations. The Private Warrants for periods where no observable traded price was available are valued using a binomial lattice simulation model.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Convertible Promissory Note – Related Party

The Company accounts for its convertible promissory note under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible promissory note. Using fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the note are recognized as non-cash change in the fair value of the convertible promissory note in the condensed consolidated statements of operations. The fair value of the option to convert the convertible promissory note into Private Warrants was valued by utilizing a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company’s deferred tax asset had a full valuation allowance recorded against it.

The Company’s effective tax rate was (9.78%) and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to changes in fair value in warrant liability, changes in the fair value of the convertible promissory note, transaction costs associated with merger and the valuation allowance on the deferred tax assets.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual, or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income and associated income tax provision based on actual results through March 31, 2023.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net (Loss) Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from (loss) income per common share as the redemption value approximates fair value.

The calculation of diluted (loss) income per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 17,904,180 shares of common stock in the aggregate. As of March 31, 2023 and 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then participate in the earnings of the Company. As a result, diluted net (loss) income per common share is the same as basic net (loss) income per common share for the periods presented.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Reconciliation of Net (Loss) Income per Common Share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted net (loss) income per common share is calculated as follows:

	For the Three Months Ended March 31,
	2023		2022
	Redeemable Common Stock	Non- Redeemable Common Stock	Redeemable Common Stock	Non- Redeemable Common Stock
Basic and diluted net (loss) income per common share
Numerator:
Allocation of net (loss) income, as adjusted	$(308,809)	$(298,563)	$1,290,714	$356,681
Denominator:
Basic and diluted weighted average stock outstanding	3,606,727	3,487,070	12,618,600	3,487,070
Basic and diluted net (loss) income per common share	$(0.09)	$(0.09)	$0.10	$0.10

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation maximum coverage of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 9).

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

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company assessed the potential impact of ASU 2020-06 and determined that it would not have an impact on the condensed consolidated financial statements as presented.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On August 5, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 3,593,750 shares of common stock (the “Founder Shares”). On November 9, 2020, the Sponsor returned to the Company for cancellation, at no cost, an aggregate of 718,750 Founder Shares, resulting in an aggregate of 2,875,000 Founder Shares outstanding and held by the Sponsor. On November 12, 2020, the Company effected a stock dividend of 0.1 shares for each share of common stock outstanding, resulting in an aggregate of 3,162,500 Founder Shares outstanding and held by the Sponsor. The Founder Shares included, after giving retroactive effect to the share surrender and stock dividend, an aggregate of up to 412,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option, 7,850 Founder Shares were forfeited, and 404,650 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 3,154,650 Founder Shares outstanding at March 31, 2023 and December 31, 2022.

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

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Administrative Support Agreement

The Company has agreed, commencing on November 12, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Company’s management a total of $10,000 per month for office space, utilities and secretarial support. For the three months ended March 31, 2023 and 2022, the Company incurred $30,000 and $30,000, in fees for these services, respectively, of which such amounts are included in accrued expenses in the accompanying condensed consolidated balance sheets.

Promissory Note — Related Party

On August 5, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) March 31, 2021, (ii) the consummation of the Initial Public Offering or (iii) the date on which the Company determined not to proceed with the Initial Public Offering. The outstanding balance under the Promissory Note was repaid subsequent to the Initial Public Offering. As of March 31, 2023 and December 31, 2022, respectively, no balance is outstanding under the Promissory Note. Borrowings under the Promissory Note are no longer available.

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

On April 14, 2022 the Sponsor advanced to the Company $100,000 to be used for working capital purposes. On August 17, 2022, the Company transferred the advance from the Sponsor to the second amended and restated promissory note (see Convertible Promissory Note – Related Party below). On October 13, 2022, the Sponsor advanced to the Company $200,000 to be used for working capital purposes. On December 31, 2022, the Company converted the advance from the Sponsor to the third amended and restated promissory note (see Convertible Promissory Note – Related Party below). On January 31, 2023, February 28, 2023, March 29, 2023, and March 31, 2023, the Sponsor advanced to the Company an aggregate amount of $710,000.

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

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

On November 9, 2021, the Company issued the Convertible Promissory Note in the principal amount of $1,261,860 to the Sponsor in connection with the Extension. On August 15, 2022, the Company held a special meeting of stockholders at which a proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company must consummate a Business Combination from August 17, 2022 to February 17, 2023 was approved by stockholders. On February 17, 2022, April 14, 2022, May 18, 2022, August 17, 2022 and December 31, 2022 the Company amended and restated the Convertible Promissory Note to increase the principal amount thereunder from $1,261,860 to $4,323,720. The Convertible Promissory Note bears no interest and is due and payable upon the earlier to occur of (i) the date on which the Company’s Business Combination is consummated and (ii) the liquidation of the Company on or before February 17, 2023 or such later liquidation date as may be approved by the Company’s stockholders. At the election of the Sponsor, up to $1,500,000 of the unpaid principal amount of the Convertible Promissory Note may be converted into warrants of the Company, each warrant exercisable for one share of common stock of the Company upon the consummation of its Business Combination, equal to: (x) the portion of the principal amount of the Convertible Promissory Note being converted, divided by (y) $1.00, rounded up to the nearest whole number of warrants. As of March 31, 2023 and December 31, 2022, there was $4,323,720 and $4,323,720 outstanding under the Convertible Promissory Note, respectively. The Convertible Promissory Note was valued using the fair value method. The fair value of the Convertible Promissory Note as of March 31, 2023 and December 31, 2022, was $914,700 and $901,500, respectively, which resulted in a change in fair value of the convertible promissory note of $13,200 and $2,772,360 which was recorded in the condensed consolidated statements of operations for the period ended March 31, 2023 and December 31, 2022, respectively (see Note 9).

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

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Additionally, the Company will pay EarlyBirdCapital a cash fee equal to 1.0% of the total consideration payable in a Business Combination if EarlyBirdCapital introduces the Company to the target business with which the Company completes a Business Combination.

Legal Fee Agreements

The Company has engaged various law firms to provide legal due diligence services and business combination services related to potential target companies. All fees and expenses related to the various engagements will be deferred and are to be paid fully upon the closing of any Business Combination. The law firms will not be entitled to any contingent fees or expense reimbursement if the Company does not consummate a Business Combination within its deadline. Deferred fees of $1,821,825 and $1,654,062 related to these legal services have been accrued as of March 31, 2023 and December 31, 2022, respectively.

Extension

On February 16, 2022, the Company issued a press release announcing that its Sponsor has requested that the Company extend the date by which the Company has to consummate a Business Combination from February 17, 2022 to May 17, 2022 (the “Extension”). On February 18, 2022, the Company issued a press release announcing that the Sponsor had deposited an additional $1,261,860 (representing $0.10 per Public Share) into the Trust Account for its public stockholders. On May 12, 2022, the Company held a special meeting of stockholders at which a proposal to amend the Amended and Restated Certificate of Incorporation to extend the date by which the Company must consummate a Business Combination from May 17, 2022 to August 17, 2022 was approved by the stockholders. In connection with this extension, the Company deposited $500,000 into the Trust Account on May 18, 2022. In connection with the extension amendment, stockholders holding approximately 5,586,910 shares of the Company’s redeemable common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account at a redemption price of approximately $10.30 per share. On August 15, 2022, the Company held a special meeting of stockholders at which a proposal to amend the Amended and Restated Certificate of Incorporation to extend the date by which the Company must consummate a Business Combination from August 17, 2022 to February 17, 2023 was approved by the stockholders. In connection with this extension, the Company deposited $360,000 into the Trust Account on August 17, 2022, and stockholders holding approximately 2,818,237 shares of the Company’s redeemable common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account at a redemption price of approximately $10.37 per share. On November 16, 2022 and December 19, 2022, the Company deposited an aggregate amount of $240,000 into the Trust Account in connection with the extension. On February 8, 2023, the Company held a special meeting of stockholders at which a proposal to amend the Amended and Restated Certificate of Incorporation to extend the date by which the Company must consummate a Business Combination from February 17, 2023 to August 17, 2023 was approved by the stockholders. In connection with the extension, stockholders holding 1,213,453 shares of the Company’s redeemable common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account at a redemption price of approximately $10.60 per share. On January 18, 2023, February 22, 2023, and March 21, 2023, the Company deposited an aggregate amount of $360,000 into the Trust Account in connection with the extension.

On November 16, 2021, the Company issued the Convertible Promissory Note in the principal amount of $1,261,860 to the Sponsor. On February 17, 2022, April 14, 2022, May 18, 2022, August 17, 2022 and December 31, 2022, the Company amended and restated the Convertible Promissory Note in its entirety to increase the principal amount thereunder from $1,261,860 to $4,323,720.

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

On May 18, 2023, the Company notified Heritage of the termination of the Business Combination Agreement pursuant to Section 8.1(b) thereof, effective as of the date of such notice. As a result of the Termination, the Business Combination Agreement is of no further force and effect, with the exception of the specified provisions in Section 8.2 of the Business Combination Agreement, which shall survive the termination of the Business Combination Agreement and remain in full force and effect in accordance with their respective terms.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

On February 8, 2023, the Company’s stockholders exercised their right to redeem 1,213,453 shares for a total of $ 12,865,685. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists the likelihood that the future event(s) will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing a Business Combination as of March 31, 2023, and concluded that it is probable that a contingent liability should be recorded. As of March 31, 2023, the Company recorded $128,657 of excise tax liability calculated as 1% of shares redeemed on February 8, 2023.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2023 and December 31, 2022, respectively, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.0001 per share. At March 31, 2023 and December 31, 2022, there were 3,487,070 shares of common stock issued and outstanding, excluding 3,000,000 and 4,213,453 shares of common stock subject to possible redemption, respectively, which are presented as temporary equity. In connection with the extension on May 12, 2022, stockholders holding 5,586,910 shares of the Company’s redeemable common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account at a redemption price of approximately $10.30 per share. In connection with the extension on August 17, 2022, stockholders holding 2,818,237 shares of the Company’s redeemable stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account at a redemption price of approximately $10.37 per share. In connection with the extension on February 8, 2023, stockholders holding 1,213,453 shares of the Company’s redeemable stock exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account at a redemption price of approximately $10.60 per share.

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

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

Representative Shares

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, respectively, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2023	December 31, 2022
Liabilities:
Warrant liabilities – Private Warrants	3	$581,414	$528,558
Convertible promissory note – related party	3	$914,700	$901,500

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Warrant Liabilities

The Private Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of operations.

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

The following are the inputs used by the Company in establishing the fair value of its Private Warrants at March 31, 2023 and December 31, 2022.

Input	March 31, 2023	December 31, 2022
Risk-free interest rate	4.59%	4.60%
Trading days per year	252	252
Expected volatility	4.90%	5.3%
Exercise price	$11.50	$11.50
Stock Price	$10.74	$10.45

On December 31, 2022 and March 31, 2023, the Private Warrants were determined to be $0.10 per warrant and $0.11 per warrant, respectively, for an aggregate value of $0.5 million and $0.6 million, respectively.

The following table presents the changes in the fair value of the warrant liabilities:

Private Placement
Fair value as of December 31, 2022	$528,558
Change in valuation inputs or other assumptions	52,856
Fair value as of March 31, 2023	$581,414

Private Placement
Fair value as of December 31, 2021	$2,641,204
Change in valuation inputs or other assumptions	(1,744,591)
Fair value as of March 31, 2022	$896,613

BETTER WORLD ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Convertible Promissory Note – Related Party

The fair value of the option to convert the convertible promissory note into Private Warrants was valued by utilizing a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology.

The estimated fair value of the convertible promissory note was based on the following significant inputs:

	March 31, 2023	December 31, 2022
Risk-free interest rate	4.59%	4.60%
Time to Expiration (in years)	0.1	0.4
Expected volatility	0.0%	0.0%
Exercise price	$11.50	$11.50
Dividend yield	0.00%	0.00%
Stock Price	$10.74	$10.45
Probability of transaction	25.00%	25.00%

The following table presents the changes in the fair value of the Level 3 convertible promissory note:

Fair value as of January 1, 2023	$901,500
Change in fair value	13,200
Fair value as of March 31, 2023	914,700

Fair value as of January 1, 2022	$958,400
Proceeds received through Convertible Promissory Note	1,261,860
Change in fair value	(337,260)
Fair value as of March 31, 2022	1,883,000

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2023 for the convertible promissory note.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as stated below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On April 21, 2023, the Company made a payment to the Trust Account of $120,000 in connection with the extension.

On May 1, 2023, the Company, Heritage, and certain other parties entered into Amendment No. 1 to the Business Combination Agreement (the “Amendment”). The Amendment amends certain provisions of the Business Combination Agreement, dated as of December 9, 2022 (the “Transaction”) to provide for the treatment in the Transaction of the Unsecured Convertible Promissory Notes issued by Heritage between March 8, 2023 and April 1, 2023, in an aggregate amount of $1,830,000 (not including original issue discount and other fees included in the principal amount thereof). Pursuant to the Amendment, the Company and Heritage also agreed that Heritage would be permitted to issue up to an aggregate invested amount of $4,000,000 (not including original issue discount and other fees included in the principal amount thereof) of additional unsecured convertible promissory notes from time to time prior to the Closing, in each case, upon such terms as Heritage and the Company mutually agree prior to any such issuance.

On May 18, 2023, the Company notified Heritage of the termination of the Business Combination Agreement pursuant to Section 8.1(b) thereof, effective as of the date of such notice. As a result of the Termination, the Business Combination Agreement is of no further force and effect, with the exception of the specified provisions in Section 8.2 of the Business Combination Agreement, which shall survive the termination of the Business Combination Agreement and remain in full force and effect in accordance with their respective terms.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2023.

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

Heritage Business Combination

On December 9, 2022, the Company entered into a business combination agreement (the “Business Combination Agreement”) with Heritage Distilling Holding Company, Inc., a Delaware corporation (together with its successors, “Heritage”), Heritage Distilling Group, Inc. (formerly HDH Newco, Inc.), a Delaware corporation and a wholly owned subsidiary of Better World (“Pubco” ), BWA Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Pubco , HD Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Pubco , the Sponsor in the capacity as the representative for the stockholders of the Company and Pubco (other than the former Heritage stockholders), and (vii) Justin Stiefel, in the capacity as the representative for certain security holders of Heritage, for a proposed business combination among the parties .

On May 1, 2023, the Company, Heritage, and certain other parties entered into Amendment No. 1 to the Business Combination Agreement (the “Amendment”). The Amendment amends certain provisions of the Business Combination Agreement, dated as of December 9, 2022 (the “Transaction”) to provide for the treatment in the Transaction of the Unsecured Convertible Promissory Notes issued by Heritage between March 8, 2023 and April 1, 2023, in an aggregate amount of $1,830,000 (not including original issue discount and other fees included in the principal amount thereof). Pursuant to the Amendment, the Company and Heritage also agreed that Heritage would be permitted to issue up to an aggregate invested amount of $4,000,000 (not including original issue discount and other fees included in the principal amount thereof) of additional unsecured convertible promissory notes from time to time prior to the Closing, in each case, upon such terms as Heritage and the Company mutually agree prior to any such issuance.

On May 18, 2023, the Company notified Heritage of the termination of the Business Combination Agreement pursuant to Section 8.1(b) thereof, effective as of the date of such notice. As a result of the Termination, the Business Combination Agreement is of no further force and effect, with the exception of the specified provisions in Section 8.2 of the Business Combination Agreement, which shall survive the termination of the Business Combination Agreement and remain in full force and effect in accordance with their respective terms.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 5, 2020 (inception) through March 31, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and transaction expenses.

For the three months ended March 31, 2023, we had a net loss of $607,372 which consists of change in fair value of warrant liability of $52,856, change in fair value of convertible promissory note – related party of $13,200, a provision for income taxes of $54,131 and operational costs of $776,732, offset by interest earned on marketable securities held in the Trust Account of $289,547.

For the three months ended March 31, 2022, we had net income of $1,647,395 which consists of the change in fair value of warrant liability of $1,744,591, change in fair value of convertible promissory note – related party of $337,260, interest earned on marketable securities held in the Trust Account of $52,360, and unrealized gain on marketable securities held in the Trust Account of $17,283, offset by operational costs of $504,099.

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

For the three months ended March 31, 2023, cash used in operating activities was $466,727. Net loss of $607,372 was affected by the change in fair value of warrant liability of $52,856, change in fair value of convertible promissory note – related party of $13,200 and interest earned on marketable securities held in the Trust Account of $289,547. Changes in operating assets and liabilities provided $364,136 of cash for operating activities.

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

As of March 31, 2023, the trust account had $32,224,663 (including approximately $358,699 of accrued interest income). Interest income on the balance in the trust account may be used by us to pay taxes. In connection with the extension on May 12, 2022, stockholders holding 5,586,910 shares of the Company’s redeemable common stock exercised their right to redeem such shares for a pro rata portion of the funds in the trust account at a redemption price of approximately $10.30 per share. In connection with the extension on August 15, 2022, stockholders holding 2,818,237 shares of the Company’s redeemable common stock exercised their right to redeem such shares for a pro rata portion of the funds in the trust account at a redemption price of approximately $10.37 per share. In connection with the special meeting of stockholders to approve an extension on February 8, 2023, stockholders holding 1,213,453 shares of the Company’s redeemable common stock exercised their right to redeem such shares for a pro rata portion of the funds in the trust account at a redemption price of approximately $10.60 per share. Through March 31, 2023, we have withdrawn $614,534 of interest earned on the trust account to pay our taxes and $99,639,095 from trust account in connection with the redemptions.

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

As of March 31, 2023, we had cash of $141,465 held outside the trust account. We intend to use the funds held outside the trust account for closing the Heritage Business Combination, identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial business combination.

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

On January 31, 2023, February 28, 2023, March 29, 2023, and March 31, 2023, the Sponsor advanced to us an aggregate amount of $710,000.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We have agreed, commencing on November 12, 2020 through the earlier of our consummation of an initial business combination and our liquidation, to pay an affiliate of our management a total of $10,000 per month for office space, utilities and secretarial support. For the three months ended March 31, 2023, the Company incurred $30,000, in fees for these services, of which such amounts are included in accrued expenses in the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2022, the Company incurred and paid $30,000, in fees for these services, of which such amounts are included in accrued expenses in the accompanying condensed consolidated balance sheets.

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

We have engaged various law firms to provide legal due diligence services and business combination services related to potential target companies. All fees and expenses related to the various engagements will be deferred and are to be paid fully upon the closing of any business combination. The law firms will not be entitled to any contingent fees or expense reimbursement if we do not consummate an initial business combination within our deadline. Deferred fees of $1,821,825 and $1,654,062 related to these legal services have been accrued as of March 31, 2023 and December 31, 2022, respectively.

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed consolidated balance sheets.

Net (Loss) Income per Common Share

Net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Accretion associated with the redeemable shares of common stock is excluded from net (loss) income per common share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company assessed the potential impact of ASU 2020-06 and determined that it would not have a material impact on the condensed consolidated financial statements as presented.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

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

As required by Rule 13a-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to our accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, except as disclosed below, there have been no material changes to the risk factors previously disclosed in our final prospectus filed with the SEC on November 17, 2020 , in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a Business Combination.

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including as a result of the COVID-19 pandemic, supply chain disruptions, the Ukraine-Russia conflict, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and high inflation and the possibility of a recession. A significant downturn in economic conditions may make it more difficult for us to consummate a Business Combination.

We cannot predict the timing, strength, or duration of any future economic slowdown or any subsequent recovery generally, or in any industry. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, operating results and our ability to consummate a Business Combination could be adversely affected. For example, in January 2023, the outstanding national debt of the U.S. government reached its statutory limit. The U.S. Department of the Treasury (the “Treasury Department”) has announced that, since then, it has been using extraordinary measures to prevent the U.S. government’s default on its payment obligations, and to extend the time that the U.S. government has to raise its statutory debt limit or otherwise resolve its funding situation. The failure by Congress to raise the federal debt ceiling could have severe repercussions within the U.S. and to global credit and financial markets. If Congress does not raise the debt ceiling, the U.S. government could default on its payment obligations, or experience delays in making payments when due. A payment default or delay by the U.S. government, or continued uncertainty surrounding the U.S. debt ceiling, could result in a variety of adverse effects for financial markets, market participants and U.S. and global economic conditions. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility a downgrade in the credit rating of the U.S. government and could result in economic slowdowns or a recession in the U.S. Although U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States as a result of disputes over the debt ceiling. The impact of a potential downgrade to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect economic conditions, as well as our business, financial condition, operating results and our ability to consummate a Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Third Amendment to the Amended and Restated Certificate of Incorporation, as amended (Incorporated by reference to the Company’s Form 8-K filed on February 13, 2023)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BETTER WORLD ACQUISITION CORP.

Date: May 19, 2023	By:	/s/ Rosemary L. Ripley
	Name:	Rosemary L. Ripley
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 19, 2023	By:	/s/ Peter S.H. Grubstein
	Name:	Peter S.H. Grubstein
	Title:	Chief Financial Officer
(Principal Financial Officer)